Form 10-Q
period 1999-09-30
ALTEON WEBSYSTEMS INC
filed 1999-11-15
CIK 1089925

=============================================================================
                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                            ___________________

                                 FORM 10-Q

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

             For the Quarterly Period Ended September 30, 1999

                                    OR

        [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from            to

                       Commission File No. 333-82605
                            ___________________

                          ALTEON WEBSYSTEMS, INC.
          (Exact name of registrant as specified in its charter)

               Delaware                       77-0429769
   (State or other jurisdiction of         (I.R.S. Employer
    incorporation or organization)       Identification No.)

                    50 Great Oaks Boulevard
                  San Jose, California  95119
     (Address and zip code of principal executive offices)

Registrant's telephone number, including area code:    (408) 360-5500

Former name, former address and former fiscal year, if changed since last
year:     N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                        [ ]  Yes         [X]  No

Registrant has been subject to the filing requirements of Section 13 and 15(d) less than ninety days since registrant's Registration Statement on Form 8-A was declared effective by the Commission on September 3, 1999.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of October 31, 1999, 39,124,829 shares of the registrant's Common Stock were outstanding.

=============================================================================

                          ALTEON WEBSYSTEMS, INC.

                             TABLE OF CONTENTS


                                                                       Page
Part I.   Financial Information

Item 1.   Financial Statements:
          Condensed Consolidated Balance Sheets
          September 30, 1999 and June 30, 1999 ........................  3

          Condensed Consolidated Statements of Operations
          Quarters ended September 30, 1999 and 1998 ..................  4

          Condensed Consolidated Statements of Cash Flows
          Quarters ended September 30, 1999 and 1998 ..................  5

          Notes to Condensed Consolidated Financial Statements ........  6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations .........................  8

Item 3.   Quantitative and Qualitative Disclosures About Market Risk .. 22


Part II.  Other Information

Item 1.   Legal Proceedings ........................................... 23

Item 2.   Changes in Securities and Use of Proceeds ................... 23

Item 4.   Submission of Matters to a Vote of Security Holders ......... 23

Item 6.   Exhibits and Reports on Form 8-K ............................ 23

Signatures ............................................................ 24

                      PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

                         ALTEON WEBSYSTEMS, INC.
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                (In thousands, except par value amounts)
                               (Unaudited)

                                             September 30,    June 30,
                                                 1999           1999
                                               --------       -------
                                ASSETS
Current assets:
  Cash and equivalents                         $107,103       $29,766
  Accounts receivable - net                       4,934         3,853
  Inventory                                       4,550         2,632
  Prepaid expenses and other current assets         866           397
                                               --------       -------
    Total current assets                        117,453        36,648
Property and equipment - net                      4,861         3,931
Other long-term assets                               41            42
                                               --------       -------
    Total assets                               $122,355       $40,621
                                               ========       =======

               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                             $  6,292       $ 3,561
  Accrued compensation and related liabilities    2,962         2,052
  Other accrued expenses                          6,229         3,783
  Current portion of note payable to bank         1,363         1,363
  Current portion of capital lease obligations      394           348
  Income taxes payable                               92            53
                                               --------       -------
    Total current liabilities                    17,332        11,160
Note payable to bank                              1,560         1,798
Capital lease obligations                            10           121
Sublease deposits                                    93            93
                                               --------       -------
    Total liabilities                            18,995        13,172
                                               --------       -------
Stockholders' equity:
  Convertible preferred stock, $0.001 par
    value, 15,000 shares authorized, shares
    outstanding: September 30, 1999 none;
    June 30, 1999 13,785                             --        58,294
  Common stock, $0.001 par value, 300,000
    shares authorized; shares outstanding:
    September 30, 1999 39,124;
    June 30, 1999 12,987                        153,220         3,224
  Notes receivable from stockholders             (6,133)       (2,465)
  Deferred compensation                            (183)         (196)
  Accumulated deficit                           (43,544)      (31,408)
                                               --------       -------
    Total stockholders' equity                  103,360        27,449
                                               --------       -------
    Total liabilities and stockholders' equity $122,355       $40,621
                                               ========       =======

    See notes to condensed consolidated financial statements.

                     ALTEON WEBSYSTEMS, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            (In thousands, except per share amounts)
                           (Unaudited)

                                              Quarters Ended September 30,
                                              ----------------------------
                                                     1999        1998
                                                   --------    -------
Net sales                                          $ 12,750    $ 5,127
Cost of sales                                         5,447      2,549
                                                   --------    -------
Gross profit                                          7,303      2,578
Operating expenses:
  Sales and marketing                                 6,820      2,516
  Research and development                            3,989      2,165
  General and administrative                          1,283        492
  Stock compensation to consultants                   7,638         --
                                                   --------    -------
     Total operating expenses                        19,730      5,173
                                                   --------    -------
Loss from operations                                (12,427)    (2,595)
Interest income (expense), net                          331         65
                                                   --------    -------
Loss before income taxes                            (12,096)    (2,530)
Income tax expense                                       40         --
                                                   --------    -------
Net loss                                           $(12,136)   $(2,530)
                                                   ========    =======

Basic and diluted loss per common share            $  (1.20)   $ (0.39)
                                                   ========    =======
Basic and diluted common shares used in computation  10,095      6,540
                                                   ========    =======

         See notes to condensed consolidated financial statements.

                     ALTEON WEBSYSTEMS, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In thousands)
                           (Unaudited)

                                                   Quarters Ended September 30,
                                                   ----------------------------
                                                          1999        1998
                                                        --------    -------
Cash flows from operating activities:
  Net loss                                              $(12,136)   $(2,530)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
    Depreciation and amortization                            581        323
    Deferred rent                                              4        143
    Charges from common stock for services                   410          6
    Issuance of stock options to consultants               7,638          4

    Changes in assets and liabilities:
      Accounts receivable                                 (1,081)      (617)
      Inventory                                           (1,918)       957
      Prepaid expenses and other current assets             (469)      (242)
      Accounts payable                                     2,731         60
      Accrued compensation and related liabilities         2,481       (439)
      Other accrued expenses                                 910        403
                                                        --------    -------
        Net cash used in operating activities               (849)    (1,932)
                                                        --------    -------
Cash flows from investing activities:
  Purchases of property and equipment                     (1,497)      (908)
  Other assets                                                --         36
                                                        --------    -------
        Net cash used in investing activities             (1,497)      (872)
                                                        --------    -------
Cash flows from financing activities:
  Net proceeds from sale of preferred stock                   --      7,272
  Net proceeds from sale of common stock                  79,579         --
  Repayments of note payable                                (238)      (136)
  Proceeds from exercise of stock options,
    net of repurchases                                       341         --
  Repayment of notes receivable for common stock              66         37
  Repayment of capital lease obligations                     (65)       (55)
                                                        --------    -------
        Net cash provided by financing activities         79,683      7,118
                                                        --------    -------
Net increase in cash and equivalents                      77,337      4,314
Cash and equivalents, beginning of period                 29,766      9,047
                                                        --------    -------
Cash and equivalents, end of period                     $107,103    $13,361
                                                        ========    =======
Supplemental schedule of noncash investing and financing activities:
  Exercise of stock options for notes receivable,
    net of repurchases                                  $  3,734    $    --
  Cash paid during the period for:
    Interest                                            $     87    $    81
    Income taxes                                        $      1    $    --

         See notes to condensed consolidated financial statements.

                          ALTEON WEBSYSTEMS, INC.

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)


Note 1.   Basis of presentation

  The unaudited condensed consolidated financial statements contained in this report have been prepared by Alteon WebSystems, Inc. ("Alteon" or the "Company"). In the opinion of management, such financial statements include all normal recurring adjustments and accruals necessary for a fair presentation of the Company's financial position as of September 30, 1999, and the results of operations and cash flows for the quarters ended September 30, 1999 and 1998. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. This unaudited quarterly information should be read in conjunction with the audited consolidated financial statements of Alteon and the notes thereto for the year ended June 30, 1999 included in the Company's Registration Statement on Form S-1, as amended.

Note 2.   Initial public offering of stock

  On September 29, 1999, the Company completed the sale of 4.6 million shares of common stock in an underwritten initial public offering at a price of $19.00 per share. Offering proceeds to the Company, net of underwriting discount and aggregate expenses of approximately $7.8 million, were approximately $79.6 million. Simultaneously with the closing of the initial public offering, all 13,790,494 shares of the Company's outstanding convertible preferred stock were converted into 20,685,741 shares of common stock at a conversion rate of 1.5-to-1.

Note 3.   Inventory

  Inventories consist of:

                                          September 30,  June 30,
                                              1999         1999
                                             ------       ------
                                                (in thousands)
      Raw materials and subassemblies        $2,815       $  973
      Inventory at manufacturer in Thailand   1,023          769
      Work in process                           146          394
      Finished goods                            566          496
                                             ------       ------
                Total                        $4,550       $2,632
                                             ======       ======

Note 4.   Contingencies

  Alteon Incorporated, a pharmaceutical company, filed a lawsuit against the Company on March 2, 1998 in the United States District Court for the District of New Jersey, Civil Action No. 98-940 (DRD) alleging that the Company's use of the name and mark Alteon and Alteon Networks (the former name of the Company) constituted infringement and dilution of its rights in the Alteon name and mark. The Company filed an answer denying these claims alleged by Alteon Incorporated. Alteon Incorporated and the Company entered into a settlement agreement dated July 22, 1999 whereby, among other things, Alteon Incorporated agreed to dismiss this lawsuit.

Note 5.   Net loss per share

  Basic loss per common share is computed by dividing loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period (excluding shares subject to repurchase). Diluted loss per common share is computed by dividing loss attributable to common stockholders by the weighted-average number of common shares and potentially dilutive common securities outstanding for the period. Potentially dilutive common shares are excluded from the computation in loss periods as their effect would be antidilutive.

  At the closing of the initial public offering, all outstanding shares of convertible preferred stock were converted into common stock at a rate of 1.5-to-1.

  The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share (in thousands, except per share amounts):

                                                   Quarter Ended September 30,
                                                   ---------------------------
                                                        1999        1998
                                                      --------    -------
     Net loss (numerator), basic and diluted          $(12,136)   $(2,530)
                                                      ========    =======
     Shares (denominator):
       Weighted average common shares outstanding       14,363     11,592
       Weighted average common shares outstanding
         subject to repurchase                          (4,268)    (5,052)
                                                      --------    -------
       Shares used in computation, basic and diluted    10,095      6,540
                                                      ========    =======
     Net loss per share, basic and diluted            $  (1.20)    $(0.39)
                                                      ========    =======

  As of September 30, 1999 and 1998, the Company had securities outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share in the periods presented as their effect would have been antidilutive. Such outstanding securities consist of the following at September 30 (in thousands):

                                                        1999        1998
                                                       -----       ------
      Convertible preferred stock                         --       16,936
      Shares of common stock subject to repurchase     4,088        5,052
      Stock options                                    5,878        2,327
                                                       -----       ------
         Total                                         9,966       24,315
                                                       =====       ======

Note 6.   Comprehensive loss

  The Company had no items of other comprehensive income to report through September 30, 1999.

Note 7.   New accounting pronouncements

  In June 1998, the Financial Accounting Standards Board (FASB) issued
SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133 will be effective for the Company's fiscal year ending June 30, 2001. The Company believes that this statement will not have a significant impact on its financial results.

  The Company adopted Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," in the first quarter of fiscal year 2000 and its adoption had no material impact on the Company's results from operations or financial position.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements as a result of certain factors, including those set forth in this Item 2, those described elsewhere in this report and those described in the Company's Registration Statement on Form S-1. The Company assumes no obligation to update any forward-looking statements.

Overview

  Founded in May 1996, we are a leading provider of next generation Internet infrastructure solutions that are designed to enable e-businesses to meet the demands resulting from the rapid growth of the Internet. Our Web data center products, which include switches, server adapters and software, are optimized to meet the specific challenges of managing Web traffic and provide the high performance and availability of leading networking infrastructure solutions. Our solutions are designed to increase the performance, availability, scalability, manageability and control of Web servers and Web data center infrastructure. Our solutions are built on a technology core that consists of our Web operating system, or Web OS, Internet traffic management software, a distributed processing architecture and our family of custom semiconductors, which we refer to as WebICs. Our products include the ACEdirector and Alteon 180 Series of Web switches, Web OS and our ACEnic server adapters, as well as our Alteon 700 Series of Web switches, which began early customer testing in July 1999. Our customers include e-commerce companies, Web portals, content publishers, Web hosting companies, Internet service providers, server vendors and enterprises.

  We have experienced operating losses in each quarterly and annual period since inception. We intend to increase our operating expenses, particularly expenses related to expanding our sales and marketing activities, developing new distribution channels and increasing levels of research and development. If we fail to achieve and sustain significant increases in our quarterly net sales, we may not be able to increase our investment in these areas. In addition, with increased expenses, we will need to generate significant additional revenue to achieve profitability.

Quarters Ended September 30, 1999 and 1998

  The following table sets forth certain operating data as a percentage of net sales for the quarters ended September 30, 1999 and 1998:

                                         Quarter Ended September 30,
                                         ---------------------------
                                               1999      1998
                                              -----     -----
        Net sales                             100.0%    100.0%
        Cost of sales                          42.7      49.7
                                              -----     -----
        Gross profit                           57.3      50.3
        Operating expenses:
          Sales and marketing                  53.5      49.1
          Research and development             31.3      42.2
          General and administrative           10.1       9.6
          Stock compensation to consultants    59.9       0.0
                                              -----     -----
                  Total operating expenses    154.7     100.9
                                              -----     -----
        Loss from operations                  (97.5)    (50.6)
        Interest income (expense), net          2.6       1.3
                                              -----     -----
        Loss before income taxes              (94.9)    (49.3)
        Income tax expense                      0.3       0.0
                                              -----     -----
        Net loss                              (95.2)%   (49.3)%
                                              =====     =====

  Net Sales.   Net sales grew to $12.7 million in the first quarter of
fiscal 2000 from $5.1 million in the corresponding quarter of fiscal 1999. Sales of our second generation ACEnic products in this period represented $4.9 million, an increase of $1.5 million from the same period last year. Sales of our ACEdirector product line represented $3.1 million in the first quarter of fiscal 2000, an increase of $2.4 million from the corresponding quarter of fiscal 1999. Sales of our Alteon 180 Series of Web switches represented $4.4 million in the first quarter of fiscal 2000, an increase of $3.8 million from the corresponding quarter of fiscal 1999.

  Cost of Sales.   Cost of sales consists primarily of costs related to
product components, contract manufacturing and testing, warranty service and quality assurance for products, as well as costs of associated personnel. Cost of sales increased to $5.4 million in the first quarter of fiscal 2000 from $2.5 million in the first quarter of fiscal 1999. This increase was due primarily to an increase in component and manufacturing costs and warranty reserves associated with increased product sales. Gross profit as a percentage of net sales, or gross margin, increased to 57% in the first quarter fiscal 2000 from 50% in the corresponding quarter of fiscal 1999. This increase in gross margin was due primarily to a change in our product mix to include more Web switches, which generally have higher average gross margins. The increase was partially offset by higher inventory reserves.

  Sales and Marketing.   Sales and marketing expenses consist primarily
of personnel costs, including sales commissions, and product marketing and promotion costs. Sales and marketing expenses increased to $6.8 million in the first quarter of fiscal 2000 from $2.5 million in the first quarter of fiscal 1999. Of the $4.3 million increase, $2.2 million was due to increased personnel costs, including commissions, associated with establishing a significant domestic sales force and supporting increased marketing efforts, $0.7 million was due to increased product marketing costs related primarily to our Web switches, $0.7 million was due to consulting and other services fees and $0.4 million was due to travel related expenses. We expect that sales and marketing expenses will increase as we add additional personnel to support domestic and international sales efforts.

  Research and Development.   Research and development expenses consist
primarily of salaries and related costs of employees engaged in research, design and development activities. We have not capitalized any software development costs. These costs are expensed as incurred because we believe our current development process is completed at essentially the same time as we establish technological feasibility. Research and development expenses increased to $4.0 million in the first quarter of fiscal 2000 from $2.2 million in the corresponding quarter of fiscal 1999. Of the $1.8 million increase, $0.7 million was due to increased personnel costs associated with the design and development of products based on our next generation of WebICs, including our Alteon 700 Series of Web switches, and $0.6 million was due to non-recurring engineering and prototype assembly expenses related to the design and development of these products. We expect that research and development expenses will increase as we continue to develop new products and product enhancements.

  General and Administrative.   General and administrative expenses
consist primarily of personnel costs for our administrative and financial groups, as well as legal, accounting and other professional fees. General and administrative expenses increased to $1.3 million in the first quarter of fiscal 2000 from $0.5 million in the first quarter of fiscal 1999. This increase was due to increased personnel costs and professional fees required to support our growth. We expect that general and administrative expenses will increase as we establish the infrastructure to support growing operations and due to the reporting requirements imposed on a public company.

  Stock Compensation to Consultants.   Since inception, Alteon granted
stock options to consultants to provide services over the vesting periods of the options. The Company incurred a noncash, nonrecurring charge of $7.6 million in the first quarter of fiscal 2000 in connection with changes to the vesting periods. At September 30, 1999, all of these options were vested.

  Interest Income (Expense), Net.   Interest income (expense), net
consists of interest income from cash and equivalent balances offset by interest expense associated with debt obligations. Interest income (expense), net increased to $331,000 in the first quarter of fiscal 2000 from $65,000 in the corresponding quarter of fiscal 1999. This increase was due primarily to higher interest income associated with higher average cash and equivalent balances.

  Income Taxes.   We have not provided for or paid federal income taxes
due to our net losses. The $40,000 provision for income taxes represents foreign income taxes and state franchise taxes.


Liquidity and Capital Resources

  In September 1999, we sold 4.6 million shares of our common stock in an initial public offering. The net offering proceeds to the Company were approximately $79.6 million. Working capital increased to $100.1 million at September 30, 1999 from $25.5 million at June 30, 1999. As of September 30, 1999, we had cash and equivalents of $107.1 million.

  Our operating activities used cash of $0.8 million in the first quarter of fiscal 2000 primarily to fund operating losses, partially offset by changes in working capital. Receivable days outstanding decreased to 35 days at September 30, 1999 from 44 days at June 30, 1999 as sales were spread more evenly throughout the current quarter compared to the prior quarter in which we shipped a substantial portion of our products in the last month.

  During the first quarter of fiscal 2000, investing activities used cash of $1.5 million for the acquisition of property and equipment. We expect capital expenditures during fiscal 2000 to be approximately $5.0 million.

  We have a revolving bank line of credit totaling $3.0 million, which expires in December 1999. As of September 30, 1999, there were no borrowings outstanding under this line. We also have a borrowing arrangement for up to $4.0 million for the purchase of equipment, payable in monthly installments, through June 2002. At September 30, 1999, we had approximately $2.9 million outstanding on this equipment loan, which bears interest at the rate of prime plus 0.75%. At September 30, 1999, this rate was 9%.

  In future periods, we anticipate significant increases in working capital on a period-to-period basis primarily as a result of planned increased product sales and higher relative levels of inventory. We also anticipate that we will continue to invest significant amounts in property and equipment related to expansion of our facilities and to support increased sales and marketing as well as ongoing research and development activities. We believe that our current balances of cash and equivalents, and amounts available under our credit facilities, will satisfy our expected operating losses and working capital and capital expenditure requirements for at least the next 12 months. However, we cannot assure you that our predictions with respect to our operating expenses and capital expenditure requirements are accurate. Therefore, we may require additional funds to support our working capital and operating expenses or for other purposes sooner than expected. We may seek to raise additional funds through public or private offerings or debt financings. We cannot assure you that financings will be available, or if available, will be on reasonable terms, nor can we assure you that these financings will not be dilutive to our stockholders.


Year 2000 Compliance

  Background of Year 2000 issues.   Many currently installed computer and
communications systems and software products are unable to distinguish dates following December 31, 1999 from dates prior to such date. This situation could result in system failures or miscalculations causing business disruptions. As a result, many companies' software and computer and communications systems may need to be upgraded or replaced to become Year 2000 compliant as specified below.

  We have defined Year 2000 compliant as the ability to:

  o Correctly handle date information needed for the December 31, 1999 to January 1, 2000 date change;
  o Function according to the product documentation provided for this date change, without changes in operation resulting from the advent of a new century, assuming correct configuration;
  o Respond to two-digit date input in a way that resolves the ambiguity as to century in a disclosed, defined and predetermined manner;
  o Store and provide output of date information in ways that are unambiguous as to century if the date elements in interfaces and data storage specify the century; and
  o  Recognize year 2000 as a leap year.

  Our product testing and licensing.   We have tested all of our current
products for Year 2000 compliance. We derived our testing method from our review and analysis of the Year 2000 testing practices of software vendors, relevant industry Year 2000 compliance standards and the specific functionality and operating environments of our products. The tests are run on all supported platforms for each release of our products and include testing for date calculations and internal storage of date information with test numbers starting in 1999 and going beyond the Year 2000. Based on these tests, we believe our products to be Year 2000 compliant.

  Customer claims.   We may be subject to customer claims to the extent
our products are not Year 2000 compliant. Liability may result to the extent our products are not able to store, display, calculate, compute and otherwise process date-related data. We could also be subject to claims based on the failure of our products to work with software or hardware from other vendors.

  Our external vendors.   We have identified and contacted our
significant suppliers, significant service providers and sole manufacturer to determine the extent to which our interface systems are vulnerable to those third parties' failures to remediate their own Year 2000 issues. All of our significant suppliers, significant service providers and our sole manufacturer have indicated that they are or are expecting to achieve Year 2000 compliance by December 31, 1999. We are continuing to monitor the progress of third parties that are critical to our business. We cannot be certain that the representations of these third parties are accurate or that they will reach Year 2000 compliance in a timely manner. If we determine that the progress of specific suppliers, service providers or our sole manufacturer toward Year 2000 compliance is insufficient, we intend to change to other suppliers and service providers and an alternate manufacturer that have demonstrated Year 2000 readiness. We may not find alternative suppliers, service providers, or an alternate manufacturer. In the event that any of our significant suppliers, significant service providers or our sole manufacturer do not achieve Year 2000 compliance in a timely manner, and we are unable to replace them with alternate sources, our business would be harmed.

  Our internal business software.   During fiscal 1999, we upgraded our
internal business software to a version that the software vendor has indicated is Year 2000 compliant. This upgrade has been fully implemented. As a result, we believe that our internal financial systems are Year 2000 compliant. However, if due to unforeseen circumstances, the upgrade fails to store, display, calculate, compute and otherwise process date-related data, the Year 2000 could have a material impact on our operations.

  Our internal non-financial software and equipment.   We have taken an
inventory of all of our non-financial software and equipment that may be affected by the Year 2000 and have identified the non-financial software and equipment that is critical to our operations. We believe that our non-financial software and equipment will be Year 2000 compliant by the end of 1999. If we are unable to achieve Year 2000 compliance for our major non-financial systems and equipment, the Year 2000 could have a material impact on our operations.

  Costs of addressing Year 2000 compliance.   Based on our preliminary
evaluations, we have not in the past, and do not believe that in the future, we will incur significant expenses or be required to invest heavily in additional computer system improvements to be Year 2000 compliant. We do not believe the cost of addressing the Year 2000 non-compliance issues identified to date will exceed $250,000. However, significant uncertainty exists concerning the potential costs and effects associated with Year 2000 compliance. Any Year 2000 compliance problem experienced by us or our customers could decrease demand for our products, which could harm our business.

  Contingency planning.   We are in process of formulating a contingency
plan and expect it to be in place by December 1999.

  Recent legislation.   Legislation was recently passed by Congress that
purports to limit liability for failure to be Year 2000 compliant. We cannot assure you that this legislation will limit our liability.

  Year 2000 issues affecting our business, if not adequately addressed by us, our significant suppliers, our significant service providers and our sole manufacturer could have a number of "worst case" consequences. These include:

  o our inability to ship our products due to the failure of our sole suppliers, our significant service providers and our sole manufacturer to achieve Year 2000 compliance;
  o claims from our customers asserting liability, including liability for breach of warranties related to the failure of our products and services to function properly; and
  o  our inability to manage our own business.


Factors That May Affect Future Results

Because our limited operating history makes it difficult to evaluate our business, our future financial performance may disappoint securities analysts or investors and result in a decline in our common stock price.

  We were incorporated on March 18, 1996 and have a limited operating history, which makes an evaluation of our current business and prospects difficult. Due to our limited operating history, it will be difficult to accurately predict our future revenue or results of operations. This may result in one or more future quarters where our financial results may fall below expectations of analysts and investors. As a result, the price of our common stock may decline. In addition, because of our limited operating history, we have a limited insight into trends that may emerge in our market and affect our business. The revenue and income potential of our business and market are unproven.

Our quarterly operating results are not indicative of future performance and are difficult to forecast, and our stock price may fall if our quarterly performance does not meet analysts' or investors' expectations.

  Our quarterly operating results have varied significantly in the past and are likely to vary significantly in the future, which makes it difficult for us to predict our future operating results. We believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as an indicator of our future performance. In particular, historically, a significant portion of our sales has occurred near the end of a quarter. Accordingly, delays in anticipated sales past the end of a particular quarter may harm our results of operations for that quarter. Furthermore, we base our decisions regarding our operating expenses on anticipated revenue trends, and our expense levels are relatively fixed. Consequently, if revenue levels fall below our expectations, we may suffer unexpected losses because only a small portion of our expenses vary with our net sales.

We expect to incur significant future operating expenses and losses and may never achieve profitability, which may cause our stock price to decline.

  We have experienced net losses in each quarterly and annual period since inception. Although our net sales have grown in recent quarters, we may not be able to achieve future revenue growth or achieve or sustain profitability. We intend to increase our operating expenses, particularly expenses related to expanding our sales and marketing activities, developing new distribution channels and increasing levels of research and development. If we fail to achieve and sustain significant increases in our quarterly net sales, we may not be able to increase our investment in these areas. In addition, with increased expenses, we will need to generate significant additional revenue to achieve profitability. If we continue to incur net losses and never attain profitability, our stock price is likely to decline.

Because we do not have any experience commercially manufacturing products incorporating our next generation of WebICs and Web OS, we may not be successful in launching our Alteon 700 Series of Web switches in a timely manner.

  We expect to derive a significant portion of our net sales from sales of products containing our next generation of WebICs. To date, we have produced only a few of our Alteon 700 Series of Web switches for customer testing purposes and do not have any experience in manufacturing them in commercial quantities. Because of the complexity of the WebICs and the supporting Web OS software, there is a risk that we will experience unanticipated problems with the manufacturing, volume shipment or performance of these products.

  We began early customer testing of the first product using this generation of WebICs, our Alteon 700 Series of Web switches, in July 1999. The WebIC in this product is very complicated. We have not completed internal testing of this WebIC. If we discover significant defects, commercial release of our next-generation Web switch could be delayed significantly, particularly if the WebIC must be re-manufactured by LSI Logic Corporation, our WebIC manufacturer. Our next generation of Web switches also requires the successful development of a new version of Web OS. Development of this software is also complex and could be subject to delay.

  If we fail to launch commercially our Alteon 700 Series of Web switches in a timely manner:

  o revenues from our existing products could be inadequate to cover our expenses, including the cost of selling, marketing, developing and manufacturing new products;
  o  our brand and reputation will be damaged;
  o  our competitors' products could achieve market acceptance; and
  o  we would lose market share.

If our Alteon 700 Series of Web switches or other new products or product enhancements fail to achieve customer acceptance, or if we fail to manage product transitions successfully, our business reputation and financial performance would suffer.

  Our industry is characterized by very rapid technological change, frequent new product introductions and enhancements, changes in customer demands and evolving industry standards. Our existing products will be rendered less competitive or obsolete if we fail to introduce new products or product enhancements that anticipate the features and functionality that customers demand or to ensure that they interoperate with current and emerging networking technologies. Our Alteon 700 Series of Web switches is still under development and has not been commercially released to customers, and we cannot assure you that it will achieve customer acceptance. The success of our Alteon 700 Series of Web switches and other new product introductions will depend on:

  o the ability of our products to meet customer needs and expectations regarding features, performance and robustness;
  o our ability to accurately anticipate industry trends and changes in technology standards; and
  o timely completion and introduction of new product designs and features.

  In addition, the introduction of new or enhanced products also requires that we manage the transition from older products to minimize disruption in customer ordering patterns and ensure that adequate supplies of new products can be delivered to meet customer demand. In particular, we began early customer testing of our Alteon 700 Series of Web switches in July 1999. Our failure to commercialize and manage the transition to this new product series successfully would harm our business.

Because the Internet infrastructure consists primarily of products manufactured by Cisco Systems, Inc., Cisco has the ability to alter the fundamental technology underlying computer networking, which could render our products less competitive or obsolete.

  Our products are developed based on the current Internet infrastructure, consisting primarily of routers, switches and a network of hardware and software. Cisco is the leader in developing and marketing equipment and software that form the backbone of this infrastructure. Cisco has a dominant market share and an extensive, loyal and entrenched customer base. If Cisco introduced or made an announcement regarding a new technology or product that had the potential to alter the manner in which computing devices communicated with each other over the Internet infrastructure, our products might be rendered less competitive or obsolete.

  In addition, Cisco offers a variety of Internet appliances and software that manage Internet traffic volume and we believe that Cisco plans to introduce one or more products that would compete directly with our products. Cisco has a longer operating history and significantly greater financial, technical, marketing and other resources than we do. Cisco also has broad strategic relationships with server vendors, OEMs, resellers and other software and hardware providers. As a result of these factors, Cisco may be able to respond more quickly to new or emerging technologies and changes in customer requirements than we can. In addition, Cisco may adopt an aggressive pricing policy to gain market share. This policy would harm our business because it would force us to reduce our prices significantly.

If our products do not interoperate with our customers' networks, installations will be delayed or cancelled and a substantial portion of our products could be returned.

  Our products are designed to interface with our customers' existing networks, each of which has different specifications and utilizes multiple protocol standards. Many of our customers' networks contain multiple generations of products that have been added over time as these networks have grown and evolved. Our products must interoperate with all of the products within these networks. If our products fail to interoperate with the existing software or hardware components used in our customers' networks, we would have to modify our products to overcome the defects which would delay installations of our products, cause orders for our products to be cancelled or result in product returns. This could result in negative publicity and could harm our business reputation.

Problems arising from use of our products in conjunction with other vendors' products could disrupt our business and cause significant customer relations problems.

  Service providers typically use our products in conjunction with products from other vendors. As a result, when problems occur, it may be difficult to identify the source of the problem. These problems may cause us to incur significant, unanticipated expenses, divert the attention of our engineering personnel from our product development efforts and cause significant customer relations problems.

If our products contain defects, we may be subject to significant liability claims from our customers or their customers and could incur significant unexpected expenses and lost sales.

  Because our products are designed to provide critical communications services to emerging Web applications such as e-commerce, we may be subject to significant liability claims if our products contain undetected or unresolved errors. Our agreements with customers typically contain provisions intended to limit our exposure to liability claims. However, these limitations may not preclude all potential claims resulting from a defect in one of our products. Although we maintain product liability insurance of up to $5.0 million covering damages arising from implementation and use of our products, our insurance may not cover every claim brought against us. Liability claims could require us to spend significant time and money in litigation or to pay significant damages. As a result, any liability claims, whether or not successful, could harm our reputation and our business.

Future consolidation in the networking industry may improve our competitors' position, which could reduce our revenues, potential profits and overall market share.

  The networking industry is characterized by continued consolidation. We may not be able to compete successfully in an increasingly consolidated industry. Consolidation in our industry may result in a smaller number of competitors with greater resources and broader product lines, which could force us to reduce the prices of our products or result in a loss of market share. Additionally, because we depend on strategic relationships with third parties in our industry, any consolidation involving these parties could reduce the demand for our products or otherwise harm our business.

Because our markets are highly competitive, customers may choose to purchase our competitors' products, which would result in reduced revenues or loss of market share, any of which could damage the long-term or short-term prospects of our business.

  We compete in a new, rapidly evolving and highly competitive sector of the networking industry. We expect competition to intensify in the future. Increased competition would likely reduce our prices, which would reduce our gross margins. Increased competition also would likely cause us to lose market share. Our principal competitors include:

  o Large telecommunications and networking equipment companies. We face competition from large telecommunications and networking equipment companies such as Cisco and Nortel Networks Corporation. These companies have greater financial resources, longer operating histories, broader customer relationships, greater brand recognition and a broader set of products than we do. If Cisco or other companies were to incorporate an Internet traffic management component into existing switches, bundle these products or form alliances with or acquire companies offering competing Web traffic management products, even if those products do not have capabilities comparable to our products, they would be significant competitors and their activities could cause us to reduce our prices.

  o  Other vendors of Internet traffic management services.   A number of
     other private and public companies offer products designed to provide Internet traffic management solutions. Some of these companies offer products focused on a particular function, such as bandwidth management or load balancing. With respect to a particular function, these products may be superior to ours. Some of these companies have longer operating histories, more resources and broader customer relationships than we do.

  Our competitors may respond more quickly to emerging technologies than we do. In the past, we have lost customers to competitors because we were not able to respond to their requests for additional features in a timely fashion. We may not be able to maintain or improve our competitive position against current or potential competitors, especially those with greater resources.

Because of our lengthy sales cycle, it is difficult to predict future revenue and we may not be able to compensate for unanticipated revenue shortfalls.

  We cannot predict the timing of our revenues accurately because of the length of our sales cycles. As a result, if sales forecasted from specific customers are not realized, we may be unable to compensate for the revenue shortfall and our operating results would be harmed. The sales cycle for our products has ranged from two to three months for sales to smaller customers to one year or more for sales to large, established enterprises. Customers frequently begin by evaluating our products on a limited basis before deciding to purchase them. Generally, they consider a wide range of issues before committing to purchase our products, including product benefits, ability to interoperate with networking equipment and product reliability. Our competitors offer a wide variety of hardware or software products that purport to serve the needs addressed by our products. As a result, we must educate potential customers on the benefits of our products. While potential customers are evaluating our products and before they place an order with us, we may incur substantial sales and marketing expenses and expend significant management effort. Consequently, if orders for our products do not occur as anticipated, our operating results could be harmed.

If Internet traffic management solutions do not achieve widespread commercial acceptance, we will not be able to sell our products and our ability to increase revenues would be harmed.

  Widespread commercial acceptance of our products is critical to our future success. The market for Internet traffic management solutions is relatively new and rapidly evolving. Rather than utilizing Internet traffic management solutions, most Web data center administrators manage Internet traffic by adding servers and interconnecting a variety of single function traffic management tools. Our ability to increase revenues in the future depends on the extent to which our potential customers recognize the value of our integrated Internet traffic management solutions. The acceptance of our products may be hindered by:

  o the failure of prospective customers to recognize the value of Internet traffic management solutions;
  o the reluctance of our prospective customers to replace or expand their current networking solutions, which may be supplied by more established vendors, with our products; and
  o the emergence of new technologies or industry standards that could cause our products to be less competitive or obsolete.

  In addition, because the market for Internet traffic management solutions is in an early stage of development, we cannot assess the size of the market accurately, and we have limited insight into trends that may emerge and affect our business. For example, we may have difficulty in predicting customer needs, developing products that could address those needs, and establishing a distribution strategy for these products. We may also have difficulties in predicting the competitive environment that will develop.

Because we purchase several of our key components from single source suppliers, we could lose sales if these suppliers fail to meet our requirements.

  We purchase several key product components from single source vendors for which alternative sources are either not currently available or difficult to develop. The inability to obtain sufficient quantities of these components may result in delays or reductions in product shipments that would harm our business. We presently purchase two key components, WebICs and power supplies, from vendors for which there are currently no alternative suppliers. The sole manufacturer of our WebICs is LSI. The process used to manufacture our WebICs is proprietary to LSI. If LSI terminated our relationship, we would be required to redesign our WebICs to make them compatible with the manufacturing process of a new supplier and to develop or license additional technology. We estimate that this process could take as long as 12 months and cost $4.0 million or more. Furthermore, we would lose significant revenue opportunities while working to achieve volume production with a new vendor. We do not have supply contracts with LSI or other sole source vendors. In the event of a reduction or interruption of supply of any such components, a period of 12 months or longer could pass before we would begin receiving adequate supplies from alternative suppliers, if at all, and our business would be harmed. It is possible that our sources may not be available for us or be in a position to satisfy our production requirements at acceptable prices and on a timely basis, if at all.

  In addition, the manufacture of some of these single source components, particularly WebICs, is complex and time consuming, and our reliance on the suppliers of these components exposes us to potential production difficulties and quality variations, including, in the case of WebICs, yield issues, which could increase prices and delay delivery of our products. Any significant interruption in the supply or degradation in the quality of any component could harm our business.

Because we depend on a single independent manufacturer to make our products, we are susceptible to interruptions in our product flow which could limit our revenue and adversely affect our competitive position and reputation.

  We currently outsource substantially all of the manufacturing and testing of our hardware platforms to a single independent manufacturer, Celestica Thailand Ltd., a subsidiary of Celestica Inc. Our reliance on a single independent manufacturer involves a number of risks, including possible limitations on manufacturing capacity and reduced control over delivery schedules, manufacturing yields and costs. As our relationship with Celestica develops, manufacturing yields or product performance could be adversely affected due to difficulties associated with adapting our technology and product design to Celestica's manufacturing process. In addition, we do not have a supply contract with Celestica. As a result, Celestica is not obligated to supply products to us for any specific period, in any specific quantity or at any specific price, except as may be provided in a particular purchase order. If Celestica is unable or unwilling to continue manufacturing our components in required volumes, we will have to identify acceptable alternative manufacturers, which could take six months or more. Any significant interruption in the manufacturing of our products would also result in product shortages or delivery delays, which could harm our customer relationships and our business and reputation. Moreover, because substantially all of our final assembly is performed in one of Celestica's facilities, located in Chanburi, Thailand, any fire or other disaster at this facility would harm our business.

We derive a substantial portion of our revenues from a small number of customers, and our revenues may decline significantly if any major customer cancels or delays a purchase of our products.

  A relatively small number of our OEM and reseller customers accounts for a significant portion of our net sales. If any of our large customers stop or delay purchases, our revenue and profitability may be adversely affected. We expect that revenues from a relatively small number of our OEM and reseller customers will continue to account for a significant portion of our net sales. Accordingly, unless and until we diversify and expand our customer base, our future success will depend upon the timing and size of future purchase orders, if any, from our largest customers and, in particular:

  o the success of these customers in marketing solutions, including our products;
  o  the product requirements of these customers; and
  o  the financial and operational success of these customers.

  Some of our customers are significantly larger than we are and have sufficient bargaining power to demand lower prices and better terms. The loss of any one of our major customers or the delay of significant orders from these customers, could reduce or delay our recognition of revenues, harm our reputation in the industry, and reduce our ability to predict cash flow accurately.

We have experienced rapid growth that has placed a strain on our resources, and our failure to manage our growth could disrupt our operations and prevent us from generating increased revenue.

  We have experienced rapid growth and expansion since our inception.
From June 30, 1999 to September 30, 1999, we increased the number of our employees from 142 to 210. This growth has placed, and will continue to place, a significant strain on our management and information systems and operational and financial resources. To manage our growth effectively, we must continue to improve our operational, financial and management controls. Although we believe that our management and information systems are adequate for the next 12 months, depending on the volume of our sales, we may have to replace or enhance our management and information systems sooner than anticipated. We expect that the cost of implementing these new systems would be approximately $2.0 million. If we have to implement modifications sooner than we expected, we will incur substantial additional expense earlier than anticipated. If we fail to scale our management systems to accommodate our growth, our operating results would be adversely impacted and our business would be harmed.

If we do not substantially expand our sales channels, our ability to increase market acceptance of our products and generate revenue would be compromised.

  We sell our products in the United States both directly and through OEMs and we sell our products internationally primarily through resellers. Our distribution strategy focuses principally on:

  o  developing and expanding our direct sales organization; and
  o expanding our indirect distribution channels by establishing relationships with vendors of complementary technology, OEMs and resellers.

  We expect to significantly increase the number of direct sales personnel in the next six months in order to support and develop leads for our indirect distribution channels and increase the direct sale of our products. This expansion will significantly increase personnel costs and related expenditures. Sales personnel will not be productive immediately, and costs of this expansion may exceed the revenues generated by the sales personnel. To achieve broader distribution of our products, we expect to increase our reliance on indirect sales channels both internationally and in North America. If we fail to develop and maintain relationships with significant OEMs and resellers, or if these OEMs and resellers are not successful in their sales efforts, sales of our products may decrease or fail to increase as expected.

  Currently, we have only a few agreements with OEMs and resellers, most of which are not exclusive. Generally, these relationships may be terminated with little or no notice. Many of these OEMs and resellers sell or may develop competitive products, or have or may have pre-existing relationships with our current or potential competitors, which may reduce their efforts to sell our products. Also, these OEMs and resellers may directly compete with each other with respect to sales of our products in a particular market or region. We cannot assure you that our existing OEM and reseller customers will market our products effectively or continue to devote the resources necessary to provide us with effective sales, marketing and technical support. Also, we may not be able to retain our OEM or reseller customers. Any inability to effectively establish our indirect sales channels would compromise our ability to increase market acceptance of our products and limit our ability to generate revenue.

Because we rely on indirect channels to sell our products, we are unable to predict the demand for our products accurately which contributes to the uncertainty of our operating results.

  We expect to have difficulties predicting the demand for our products because we rely on indirect sales channels. For example, one aspect of our sales strategy is to develop relationships with OEMs and resellers that sell our products under either our label or their own label. However, the level and timing of orders placed by OEMs and resellers varies due to many factors, including their attempts to balance their inventories, changes in their manufacturing strategies and variation in demand for their products. Our inability to forecast the level of orders from these indirect sales channels may make it difficult to schedule production, manage the manufacturing of our products or forecast our revenues. The orders that we anticipate from our current or future OEM and reseller customers may not materialize or delivery schedules may be deferred as a result of changes in their business needs. This fluctuation in orders and general sales cycle variability contributes to the uncertainty of our operating results.

If we are unable to develop and maintain strategic relationships with third parties, our distribution strategy would be compromised.

  We depend upon our strategic alliances to expand our distribution channels and marketing efforts. We have developed relationships with server vendors as well as other key participants in the Internet marketplace. We believe that these relationships will provide us with valuable insights into industry trends and technologies and help us supply more complete solutions to joint customers. However, the amount and timing of resources that our strategic partners devote to our business is not within our control. Our strategic partners may not perform as expected. Many of our strategic relationships are relatively new, and we cannot be certain that any revenue will be derived from these arrangements. In addition, our arrangements with strategic partners typically do not restrict them from working with competitors. If any of these relationships are terminated, we may not be able to maintain or develop alternative strategic relationships or to replace strategic partners.

International sales of our products account for a significant portion of our net sales, which exposes us to risks inherent in international operations.

  Our ability to grow will depend in part on the expansion of international operations and sales, which are likely to continue to be a significant portion of our net sales. Conducting business internationally involves many risks, including:

  o  longer accounts receivable collection cycles;
  o  difficulties in managing operations in different locations;
  o difficulties associated with enforcing agreements through foreign legal systems;
  o seasonal reductions in business activities in some parts of the world, such as during the summer months in Europe;
  o  import or export licensing requirements;
  o potentially adverse tax consequences, including higher tax rates generally in Europe;
  o unexpected changes in foreign regulatory requirements, especially those relating to telecommunications and the Internet;
  o volatility in the political and economic conditions of foreign countries, particularly China, Taiwan, Japan, Malaysia and North and South Korea; and
  o  fluctuations in foreign currency exchange rates.

  China, Taiwan, Japan and South Korea are substantial markets for our products. Consequently, any political instability in these countries, such as hostilities between North and South Korea, could significantly reduce demand for our products from some of our major customers. Currently, most of our international sales are denominated in U.S. dollars. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets. In addition, we have elected to invoice some of our Japanese customers in yen. We plan to engage in currency hedging activities, but we cannot guarantee that these activities will shield us from fluctuations in exchange rates between the U.S. dollar and the Japanese yen.

The average selling prices of our products may decrease, which may reduce our gross profit.

  We anticipate that the average selling prices of our products will decrease in the future in response to competitive pricing pressures, increased sales discounts, new product introductions by us or our competitors and other factors. Therefore, in order to maintain our gross profit, we must develop and introduce new products and product enhancements on a timely basis and continually reduce our product costs. Any failure to do so would cause our net sales and gross profit to decline, which would harm our operating results and cause the price of our common stock to decline. In addition, we may experience substantial period-to-period fluctuations in future operating results due to any decrease in our average selling prices.

If we lose key personnel or are unable to hire additional qualified personnel as necessary, we may not be able to successfully manage our business or sell our products.

  Our success depends to a significant degree upon the continued contributions of our key management, product development, sales and marketing and finance personnel, many of whom would be difficult to replace. In particular, we rely on our President, Chief Executive Officer and Chairman, Dominic P. Orr. If we were to lose the services of Mr. Orr, our business and results of operations would be harmed. None of our officers or key employees is bound by an employment agreement for any specific term and we do not maintain key person life insurance on any of our key personnel.

If we fail to attract, train and retain qualified marketing, sales and customer support personnel our ability to increase sales of our products would be compromised.

  Our products require a complex marketing and sales effort targeted at several levels within a prospective customer's organization. Although, we have recently expanded our sales force, unless we continue to expand our sales force, we will not be able to increase revenues. In addition, in order to support and develop leads for our indirect distribution channels and increase the direct sale of our products, we expect to significantly increase the number of sales personnel in the next six months. Competition for qualified sales personnel is intense, and we might not be able to hire the kind and number of sales personnel we are targeting. Our inability to retain and hire qualified sales personnel may harm our results of operations and our ability to increase market share. On the other hand, if we are successful in hiring our target number of sales personnel, we will be faced with significantly increased personnel costs and related expenditures. Sales personnel will not be productive immediately, and the revenues generated by the sales personnel may not exceed the costs of our planned expansion.

  We have a small customer support organization and will need to increase our staff to support new customers and the expanding needs of existing customers. The installation of Internet traffic management solutions, the integration of these solutions into existing networks and the ongoing support can be complex. Accordingly, we need highly-trained customer support personnel. Hiring customer support personnel is very competitive in our industry due to the limited number of people available with the necessary technical skills and understanding of our products. Our inability to attract, train or retain highly qualified customer support personnel would harm our business and results of operations.

Our failure to comply with regulations and evolving industry standards could delay our introduction of new products.

  The market for our products is characterized by the need to meet communications regulations and standards, some of which are evolving as new technologies are deployed. To meet the requirements of our customers, our products may be required to comply with various regulations including standards established by Underwriters Laboratories and Bell Communications Research. Failure of our products to comply or delays in compliance with the various existing and evolving industry regulations and standards could delay the introduction of our products. Moreover, enactment by federal, state or foreign governments of new laws or regulations, changes in the interpretation of existing laws or regulations, or a reversal of the trend toward deregulation in the telecommunications industry could have a harmful effect on our customers, and therefore on our business.

Our inability to protect our intellectual property rights from third-party challenges may significantly impair our competitive position.

  We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We also enter into confidentiality or license agreements with our employees, consultants and corporate partners, and control access to and distribution of our software, documentation and other proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Monitoring use of our products is difficult, and we cannot be certain that the steps we have taken will prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.

Our products and marketing efforts may infringe on the intellectual property rights of third parties, which may result in lawsuits and prevent us from selling our products.

  In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. Our business activities may infringe upon the proprietary rights of others, and other parties may assert infringement claims against us. We recently received a letter from Resonate, Inc. alleging that some of our products infringe one if its patents. These kinds of disputes are subject to inherent uncertainties. If this claim, or any similar claims we may receive in the future cannot be resolved through a license or similar arrangement, we could become a party to litigation. In the past, we have been involved in trademark litigation over the use of the name and mark Alteon. Intellectual property claims and any resulting lawsuits, if successful, could subject us to significant liability for damages and invalidation of our proprietary rights. In addition, these claims, regardless of whether they result in litigation and regardless of the outcome of the litigation, would be time-consuming and expensive to resolve and divert management time and attention. Any intellectual property dispute may cause us to do one or more of the following:

  o stop selling, incorporating or using our products that use the challenged intellectual property;
  o attempt to obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms or at all; or
  o  redesign those products that use the relevant technology.

  If we are forced to take any of these actions, our business may be harmed. Although we carry general liability insurance, our insurance may not cover claims of this type or may not be adequate to indemnify us for all liability that may be imposed.

If additional funds are not available as needed, we may not be able to take advantage of market opportunities or otherwise grow our business.

  We expect that cash from operations and borrowings available under our credit facility will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. After that, we may need to raise additional funds, and additional financing may not be available on favorable terms, if at all. Further, if we issue additional equity securities, stockholders may experience dilution, and the new equity securities may have rights, preferences or privileges senior to those of our common stock. If we cannot raise funds on acceptable terms, we may not be able to develop new products or enhance our existing products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements.

If we engage in future acquisitions, we may fail to assimilate the acquired operations, which could disrupt our ongoing business and generate negative publicity.

  We may acquire businesses that would complement our current product offerings, augment our market coverage, enhance our technical capabilities, or otherwise offer growth opportunities. While we have no current agreements with respect to any acquisitions, we may acquire businesses, products or technologies in the future. We may not be able to successfully integrate any businesses, products, technologies or personnel that we might acquire in the future, and our failure to do so could harm our business.

We are at risk of securities class action litigation due to our expected stock price volatility.

  The market price of our common stock has fluctuated significantly since its initial public offering on September 24, 1999 and may continue to experience significant fluctuations in the future in response to a number of factors, some of which are beyond our control. In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Regardless of its outcome, securities litigation may result in substantial costs and divert management's attention and resources, which could harm our business and results of operations.

Provisions in our corporate charter and bylaws may discourage take-over attempts and thus depress the market price of our stock.

  Provisions of our amended and restated certificate of incorporation and bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us, even if doing so would benefit our stockholders. These provisions:

  o establish a classified board of directors so that not all members of the board may be elected at one time;
  o authorize the issuance of "blank check" preferred stock that could be issued by our board of directors to increase the number of outstanding shares and thwart a takeover attempt;
  o substantially limit cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates;
  o  limit who may call a special meeting of stockholders;
  o prohibit stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of our stockholders; and
  o establish advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

  In addition, Section 203 of the Delaware General Corporation Law and the terms of our stock option plans may discourage, delay or prevent a third party from acquiring us.



Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Not applicable.

                          ALTEON WEBSYSTEMS, INC.
                        PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings.

  Alteon Incorporated, a pharmaceutical company, filed a lawsuit against the Company on March 2, 1998 in the United States District Court for the District of New Jersey, Civil Action No. 98-940 (DRD) alleging that the Company's use of the name and mark Alteon and Alteon Networks (the former name of the Company) constituted infringement and dilution of its rights in the Alteon name and mark. The Company filed an answer denying these claims alleged by Alteon Incorporated. Alteon Incorporated and the Company entered into a settlement agreement dated July 22, 1999 whereby, among other things, Alteon Incorporated agreed to dismiss this lawsuit.

Item 2.  Changes in Securities and Use of Proceeds.

  During the quarter ended September 30, 1999, the Company's Amended and Restated Certificate of Incorporation was amended and restated to create additional shares of preferred stock and the Company issued 7,752 shares of Series D preferred stock. Upon the close of the Company's initial public offering, each outstanding share of preferred stock was converted into 1.5 shares of common stock and the Company's Amended and Restated Certificate of Incorporation was amended to remove all reference to Series A, Series B, Series C or Series D preferred stock.

  The Company's registration statement (No. 333-82605) under the Securities Act of 1933, as amended, for its initial public offering of common stock became effective on September 24, 1999. The Company sold a total of 4,600,000 shares of its common stock to an underwriting syndicate. The managing underwriters were Lehman Brothers Inc., BancBoston Robertson Stephens Inc. and Thomas Weisel Partners LLC. The offering commenced on September 24, 1999 and was completed on September 29, 1999. Offering proceeds to the Company, net of aggregate expenses of approximately $7.8 million, were approximately $79.6 million.

  None of the net offering proceeds were paid directly or indirectly to directors, officers, or general partners of the Company or their associates, persons owning 10% or more of any class of the Company's securities, or affiliates of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.

  On September 16, 1999, in an action by written consent in connection with the initial public offering of the Company's common stock, the stockholders approved the amendment and restatement of the Company's Amended and Restated Certificate of Incorporation and the amendment and restatement of the Company's Bylaws and adopted the Company's 1999 Employee Stock Purchase Plan.

Item 6.  Exhibits and Reports on Form 8-K.

  (a)  Exhibits.

       27.1  Financial Data Schedule.

  (b)  Reports on Form 8-K.

       None.

                                SIGNATURES



  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Alteon WebSystems, Inc.
                                             (Registrant)


Dated:  November 12, 1999                    By:  /s/  James G. Burke
        -----------------                         ------------------------
                                                       James G. Burke
                                                   Chief Financial Officer
                                                        and Secretary
                                                  (Principal Financial and
                                                      Accounting Officer)

                              EXHIBIT INDEX




         Exhibit
         Number       Description
         -------     -------------

          27.1       Financial Data Schedule.