Form 10-Q
period 1999-12-31
ALTEON WEBSYSTEMS INC
filed 2000-02-10
CIK 1089925

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

             For the Quarterly Period Ended December 31, 1999

                                    OR

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from            to

                       Commission File No. 000-27247
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

                        [X]  Yes         [ ]  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of January 31, 2000, 40,487,048 shares of the registrant's Common Stock were outstanding.

=============================================================================

                          ALTEON WEBSYSTEMS, INC.

                             TABLE OF CONTENTS


                                                                          Page
Part I.   Financial Information

Item 1.   Financial Statements:
          Condensed Consolidated Balance Sheets
          December 31, 1999 and June 30, 1999 ............................  3

          Condensed Consolidated Statements of Operations
          Quarters and Six Months Ended December 31, 1999 and 1998 .......  4

          Condensed Consolidated Statements of Cash Flows
          Six Months Ended December 31, 1999 and 1998 ....................  5

          Notes to Condensed Consolidated Financial Statements ...........  6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations ............................  9

Item 3.   Quantitative and Qualitative Disclosures About Market Risk ..... 26


Part II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K ............................... 27

Signatures ............................................................... 28

                      PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

                          ALTEON WEBSYSTEMS, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                 (In thousands, except par value amounts)
                                (Unaudited)

                                                   December 31,   June 30,
                                                      1999          1999
                                                    --------      -------
                             ASSETS
 Current assets:
   Cash and equivalents                             $ 56,236      $29,766
   Short-term investments                             34,348           --
   Accounts receivable - net                           7,781        3,853
   Inventory                                           4,545        2,632
   Prepaid expenses and other current assets           1,141          397
                                                    --------      -------
      Total current assets                           104,051       36,648
 Property and equipment - net                          6,812        3,931
 Other long-term assets                                9,077           42
                                                    --------      -------
      Total assets                                  $119,940      $40,621
                                                    ========      =======

              LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Accounts payable                                 $  3,935      $ 3,561
   Accrued compensation and related liabilities        4,041        2,052
   Other accrued expenses                              9,218        3,783
   Current portion of note payable to bank             1,363        1,363
   Current portion of capital lease obligations          338          348
   Income taxes payable                                  295           53
                                                    --------      -------
      Total current liabilities                       19,190       11,160
 Note payable to bank                                  1,082        1,798
 Capital lease obligations                                --          121
 Sublease deposits                                        93           93
                                                    --------      -------
      Total liabilities                               20,365       13,172
                                                    --------      -------
 Stockholders' equity:
   Preferred stock, $0.001 par value, 15,000
     shares authorized; shares outstanding:
     December 31, 1999 none; June 30, 1999 13,785         --       58,294
   Common stock, $0.001 par value, 300,000
     shares authorized; shares outstanding:
     December 31, 1999 39,134; June 30, 1999 12,987  153,237        3,224
   Notes receivable from stockholders                 (6,028)      (2,465)
   Deferred compensation                                (170)        (196)
   Accumulated deficit                               (47,464)     (31,408)
                                                    --------      -------
      Total stockholders' equity                      99,575       27,449
                                                    --------      -------
      Total liabilities and stockholders' equity    $119,940      $40,621
                                                    ========      =======

         See notes to condensed consolidated financial statements.

                          ALTEON WEBSYSTEMS, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except per share amounts)
                                (Unaudited)

                                     Quarters Ended       Six Months Ended
                                      December 31,          December 31,
                                   ------------------    -------------------
                                    1999       1998        1999       1998
                                   -------    -------    --------    -------
Net sales                          $17,115    $ 6,559    $ 29,865    $11,686
Cost of sales                        6,573      3,675      12,020      6,224
                                   -------    -------    --------    -------
Gross profit                        10,542      2,884      17,845      5,462
Operating expenses:
  Sales and marketing                8,563      3,072      15,383      5,588
  Research and development           5,462      2,641       9,451      4,806
  General and administrative         1,644        631       2,927      1,123
  Stock compensation to consultants     --         --       7,638         --
                                   -------    -------    --------    -------
     Total operating expenses       15,669      6,344      35,399     11,517
                                   -------    -------    --------    -------
Loss from operations                (5,127)    (3,460)    (17,554)    (6,055)
Interest income (expense), net       1,396         91       1,727        156
                                   -------    -------    --------    -------
Loss before income taxes            (3,731)    (3,369)    (15,827)    (5,899)
Income tax expense                     189         --         229         --
                                   -------    -------    --------    -------
Net loss                           $(3,920)   $(3,369)   $(16,056)   $(5,899)
                                   =======    =======    ========    =======

Basic and diluted loss per
  common share                     $ (0.11)   $ (0.46)   $  (0.70)   $ (0.85)
                                   =======    =======    ========    =======
Basic and diluted common shares
  used in computation               35,509      7,312      22,802      6,926
                                   =======    =======    ========    =======

         See notes to condensed consolidated financial statements.

                          ALTEON WEBSYSTEMS, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In thousands)
                                (Unaudited)

                                                       Six Months Ended
                                                         December 31,
                                                    ---------------------
                                                      1999         1998
                                                    --------      -------
Cash flows from operating activities:
  Net loss                                          $(16,056)     $(5,899)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
     Depreciation and amortization                     1,293          777
     Deferred rent                                        12          206
     Charges from common stock for services              410            9
     Stock options granted to consultants              7,638           11
     Changes in assets and liabilities:
       Accounts receivable                            (3,928)        (523)
       Inventory                                      (1,913)       1,881
       Prepaid expenses and other current accounts      (744)        (169)
       Accounts payable                                  374         (476)
       Accrued compensation and related liabilities    1,989           99
       Other accrued expenses                          5,665          813
                                                    --------      -------
Net cash used in operating activities                 (5,260)      (3,271)
                                                    --------      -------
Cash flows from investing activities:
  Purchases of short-term investments                (34,348)          --
  Purchases of property and equipment                 (4,146)      (1,967)
  Other assets                                        (9,037)          20
                                                    --------      -------
Net cash used in investing activities                (47,531)      (1,947)
                                                    --------      -------
Cash flows from financing activities:
  Net proceeds from sale of preferred stock               --        7,272
  Net proceeds from sale of common stock              79,625           --
  Borrowings under note payable                           --        1,240
  Repayments of note payable                            (716)        (272)
  Proceeds from exercise of stock
    options, net of repurchases                          312          (13)
  Repayment of notes receivable for common stock         171           25
  Repayment of capital lease obligations                (131)        (111)
  Repayment of line of credit                             --         (802)
                                                    --------      -------
Net cash provided by financing activities             79,261        7,339
                                                    --------      -------
Net increase in cash and equivalents                  26,470        2,121
Cash and equivalents, beginning of period             29,766        9,047
                                                    --------      -------
Cash and equivalents, end of period                 $ 56,236      $11,168
                                                    ========      =======
Supplemental schedule of noncash investing and
financing activities:
  Exercise of stock options for notes
    receivable, net of repurchases                   $ 3,734      $   667
  Cash paid during the period for:
     Interest                                        $   153      $   141
     Income taxes                                    $     1      $    --

         See notes to condensed consolidated financial statements.

                          ALTEON WEBSYSTEMS, INC.

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)


Note 1.   Basis of presentation

   The unaudited condensed consolidated financial statements contained in this report have been prepared by Alteon WebSystems, Inc. ("Alteon" or the "Company"). In the opinion of management, such financial statements include all normal recurring adjustments and accruals necessary for a fair presentation of the Company's financial position as of December 31, 1999, the results of operations for the quarters and six months ended December 31, 1999 and 1998 and cash flows for the six months ended December 31, 1999 and 1998. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. This unaudited quarterly information should be read in conjunction with the audited consolidated financial statements of Alteon and the notes thereto for the year ended June 30, 1999 included in the Company's Registration Statement on Form S-1, as amended.

Note 2.   Initial public offering of stock

   On September 29, 1999, the Company completed the sale of 4.6 million shares of common stock in an underwritten initial public offering at a price of $19.00 per share. Offering proceeds to the Company, net of underwriting discount and aggregate expenses of approximately $7.8 million, were approximately $79.6 million. Simultaneously with the closing of the initial public offering, all 13,790,494 shares of the Company's outstanding preferred stock were converted into 20,685,741 shares of common stock at a conversion rate of 1.5-to-1.

Note 3.   Inventory

   Inventories consist of:

                                             December 31,   June 30,
                                                 1999         1999
                                                ------       ------
                                                  (in thousands)
      Raw materials and subassemblies           $2,104       $  973
      Inventory at manufacturer in Thailand      1,199          769
      Work in process                              511          394
      Finished goods                               731          496
                                                ------       ------
                Total                           $4,545       $2,632
                                                ======       ======

Note 4.   Other accrued expenses

   Other Accrued expenses consist of:

                                             December 31,   June 30,
                                                 1999         1999
                                                ------       ------
                                                  (in thousands)
      Deferred revenue                          $1,816       $  711
      Accrued warranty                           1,204          893
      Marketing and related accruals               810          275
      Professional fees and related accruals     1,757          907
      Deferred rent                                413          399
      Other                                      3,218          598
                                                ------       ------
                Total                           $9,218       $3,783
                                                ======       ======

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

   At the closing of the initial public offering, all outstanding shares of preferred stock were converted into common stock at a rate of 1.5-to-1.

   The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share (in thousands, except per share amounts):

                                                Quarter Ended December 31,   Six Months Ended December 31,
                                                      1999      1998               1999       1998
                                                    -------   -------            --------   -------
  Net loss (numerator), basic and diluted           $(3,920)  $(3,369)           $(16,056)  $(5,899)
                                                    =======   =======            ========   =======
  Shares (denominator):
    Weighted average common shares outstanding       39,125    12,047              26,744    11,820
    Weighted average common shares outstanding
      subject to repurchase                          (3,616)   (4,735)             (3,942)   (4,894)
                                                    -------   -------            --------   -------
    Shares used in computation, basic and diluted    35,509     7,312              22,802     6,926
                                                    =======   =======            ========   =======
  Net loss per share, basic and diluted             $ (0.11)  $ (0.46)           $  (0.70)  $ (0.85)
                                                    =======   =======            ========   =======

   As of December 31, 1999 and 1998, the Company had securities outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share in the periods presented as their effect would have been antidilutive. Such outstanding securities consist of the following at December 31 (in thousands):

                                                     1999        1998
                                                     -----      ------
     Preferred stock                                    --      16,936
     Shares of common stock subject to repurchase    3,148       4,735
     Stock options                                   6,370       2,859
                                                     -----      ------
        Total                                        9,518      24,530
                                                     =====      ======

Note 6.   Comprehensive loss

   The Company had no items of other comprehensive income to report through December 31, 1999.

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

Note 8.   Subsequent event

   On January 31, 2000, the Company completed the sale of 5 million shares of its common stock at a price of $103.50 per share. Of the shares being offered, 1,250,000 were sold by the Company and 3,750,000 were sold by stockholders. Offering proceeds to the Company, net of underwriting discount and aggregate expenses of approximately $7.4 million, were approximately $122 million.

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

Overview

   We provide next generation Internet infrastructure solutions that are designed to increase the performance, availability, scalability, manageability and control of Web servers and Web data centers. Our products include Web switches, server adapters and software that combine intelligent Web session management with the high performance and availability of leading networking infrastructure solutions. We refer to this combination of capabilities as Web-working.

   We derive revenues primarily from direct product sales and sales to original equipment manufacturers, or OEMs, and resellers. Revenues are generally recognized upon product shipment unless significant Alteon obligations remain. Revenues are recorded net of sales returns, and allowances are calculated based on actual historical and expected results.

   We market our products through our direct sales force, OEMs and resellers. We sell our products both directly and through OEMs in the United States, and we sell our products internationally primarily through resellers. A majority of our sales to date have been to customers located in the United States. In the fiscal year ended June 30, 1999, our fiscal 1999, sales in the United States accounted for approximately 75% of net sales, and in the first and second quarters of fiscal 2000, sales in the United States accounted for approximately 63% and 66% of net sales, respectively. We expect sales in the United States to continue to account for the majority of our revenues.

   A small number of our OEM and reseller customers account for a significant portion of our revenues. In fiscal 1999, sales to 3Com accounted for 14% of net sales, sales to IBM accounted for 10% of net sales and sales to Hewlett-Packard accounted for 10% of net sales. In the fiscal year ended June 30, 1998, our fiscal 1998, sales to Sun Microsystems accounted for 42% of net sales, sales to Fuji Xerox accounted for 14% of net sales and sales to 3Com accounted for 10% of net sales. In the first and second quarters of fiscal 2000, no individual customer accounted for 10% or more of net sales.

Quarters Ended December 31, 1999 and 1998

   The following table sets forth certain operating data as a percentage of net sales for the quarters ended December 31, 1999 and 1998:

                                          Quarter Ended December 31,
                                              1999          1998
                                             -----         -----
        Net sales                            100.0%        100.0%
        Cost of sales                         38.4          56.0
                                             -----         -----
        Gross profit                          61.6          44.0
        Operating expenses:
          Sales and marketing                 50.0          46.8
          Research and development            31.9          40.3
          General and administrative           9.6           9.6
                                             -----         -----
                  Total operating expenses    91.6          96.7
                                             -----         -----
        Loss from operations                 (30.0)        (52.8)
        Interest income (expense), net         8.2           1.4
                                             -----         -----
        Loss before income taxes             (21.8)        (51.4)
        Income tax expense                     1.1           0.0
                                             -----         -----
        Net loss                             (22.9)%       (51.4)%
                                             =====         =====

   Net Sales.   Net sales grew to $17.1 million in the second quarter of
fiscal 2000 from $6.6 million in the corresponding quarter of fiscal 1999. Sales of our second generation ACEnic server adapter products in this period represented $4.5 million, an increase of $0.7 million from the same period last year. Sales of our Web switch products represented $12.6 million in the second quarter of fiscal 2000, an increase of $9.8 million from the corresponding quarter of fiscal 1999.

   Cost of Sales.   Cost of sales consists primarily of costs related to
product components, contract manufacturing and testing, warranty service and quality assurance for products, as well as costs of associated personnel. Cost of sales increased to $6.6 million in the second quarter of fiscal 2000 from $3.7 million in the second quarter of fiscal 1999. This increase was due primarily to an increase in component and manufacturing costs and warranty reserves associated with increased product sales. Gross profit as a percentage of net sales, or gross margin, increased to 61.6% in the second quarter of fiscal 2000 from 44.0% in the corresponding quarter of fiscal 1999. This increase in gross margin was due primarily to a change in our product mix to include more Web switches, which generally have higher average gross margins than ACEnic products. The increase was partially offset by higher warranty reserves as a percentage of sales.

   Sales and Marketing.   Sales and marketing expenses consist primarily
of personnel costs, including sales commissions, and product marketing and promotion costs. Sales and marketing expenses increased to $8.6 million in the second quarter of fiscal 2000 from $3.1 million in the second quarter of fiscal 1999. Of the $5.5 million increase, $3.0 million was due to increased personnel costs, including commissions, associated with establishing a significant domestic sales force and supporting increased marketing efforts, $1.0 million was due to increased product marketing costs related primarily to our Web switches and $0.7 million was due to travel related expenses. We expect that sales and marketing expenses will increase as we add personnel to support domestic and international sales efforts.

   Research and Development.   Research and development expenses consist
primarily of salaries and related costs of employees engaged in research, design and development activities. We have not capitalized any software development costs. These costs are expensed as incurred because we believe our current development process is completed at essentially the same time as we establish technological feasibility. Research and development expenses increased to $5.5 million in the second quarter of fiscal 2000 from $2.6 million in the corresponding quarter of fiscal 1999. Of the $2.9 million increase, $1.0 million was due to increased outside service costs primarily associated with product testing, $0.7 million was due to increased personnel costs associated with the design and development of products based on our next generation of WebICs, including our Alteon 700 Series of Web switches, and $0.3 million was due to non-recurring engineering and prototype assembly expenses related to the design and development of these products. We expect that research and development expenses will increase as we continue to develop new products and product enhancements.

   General and Administrative.   General and administrative expenses
consist primarily of personnel costs for our administrative and financial groups, as well as legal, accounting and other professional fees. General and administrative expenses increased to $1.6 million in the second quarter of fiscal 2000 from $0.6 million in the first quarter of fiscal 1999. This increase was due to increased personnel costs and professional fees required to support our growth. We expect that general and administrative expenses will increase as we establish the infrastructure to support growing operations and due to the reporting requirements imposed on a public company.

   Interest Income (Expense), Net.   Interest income (expense), net
consists of interest income from cash and equivalent and short-term investment balances offset by interest expense associated with debt obligations. Interest income (expense), net increased to $1.4 million in the second quarter of fiscal 2000 from $0.1 million in the corresponding quarter of fiscal 1999. This increase was due primarily to higher interest income associated with higher average cash and equivalent and short-term investment balances.

   Income Taxes.   We have not provided for or paid federal income taxes
due to our net losses. The $189,000 provision for income taxes represents foreign income taxes and state franchise taxes.

Six Months Ended December 31, 1999 and 1998

   The following table sets forth certain operating data as a percentage of net sales for the six months ended December 31, 1999 and 1998:

                                        Six Months Ended December 31,
                                              1999          1998
                                             -----         -----
        Net sales                            100.0%        100.0%
        Cost of sales                         40.2          53.3
                                             -----         -----
        Gross profit                          59.8          46.7
        Operating expenses:
          Sales and marketing                 51.5          47.8
          Research and development            31.6          41.1
          General and administrative           9.8           9.6
          Stock compensation to consultants   25.6           0.0
                                             -----         -----
                  Total operating expenses   118.5          98.6
                                             -----         -----
        Loss from operations                 (58.8)        (51.8)
        Interest income (expense), net         5.8           1.3
                                             -----         -----
        Loss before income taxes             (53.0)        (50.5)
        Income tax expense                     0.8           0.0
                                             -----         -----
        Net loss                             (53.8)%       (50.5)%
                                             =====         =====

   Net Sales.   Net sales grew to $29.9 million in the six months ended
December 31, 1999 from $11.7 million in the corresponding period of fiscal 1999. Sales of our second generation ACEnic server adapter products in this period represented $9.5 million, an increase of $2.3 million from the same period last year. Sales of our Web switch products represented $20.4 million in the six months ended December 31, 1999, an increase of $15.9 million from the corresponding period of fiscal 1999.

   Cost of Sales.   Cost of sales increased to $12.0 million in the six
months ended December 31, 1999 from $6.2 million in the six months ended December 31, 1998. This increase was due primarily to an increase in component and manufacturing costs and warranty reserves associated with increased product sales. Gross profit as a percentage of net sales, or gross margin, increased to 59.8% in the six months ended December 31, 1999 from 46.7% in the corresponding period of fiscal 1999. This increase in gross margin was due primarily to a change in our product mix to include more Web switches, which generally have higher average gross margins. The increase was partially offset by higher inventory reserves.

   Sales and Marketing.   Sales and marketing expenses increased to $15.4
million in the six months ended December 31, 1999 from $5.6 million in the six months ended December 31, 1998. Of the $9.8 million increase, $5.2 million was due to increased personnel costs, including commissions, associated with establishing a significant domestic sales force and supporting increased marketing efforts, $1.7 million was due to increased product marketing costs related primarily to our Web switches, $1.1 million was due to travel related expenses and $0.9 million was due to consulting and other services fees.

   Research and Development.   We have not capitalized any software
development costs. These costs are expensed as incurred because we believe our current development process is completed at essentially the same time as we establish technological feasibility. Research and development expenses increased to $9.5 million in the six months ended December 31, 1999 from $4.8 million in the corresponding period of fiscal 1999. Of the $4.7 million increase, $1.5 million was due to increased personnel costs associated with the design and development of products based on our next generation of WebICs, including our Alteon 700 Series of Web switches, $1.1 million was due to increased outside service costs primarily associated with product testing, and $0.9 million was due to non-recurring engineering and prototype assembly expenses related to the design and development of these products.

   General and Administrative.   General and administrative expenses
increased to $2.9 million in the six months ended December 31, 1999 from $1.1 million in the six months ended December 31, 1998. This increase was due to increased personnel costs and professional fees required to support our growth.

   Stock Compensation to Consultants.   Since inception, Alteon granted
stock options to consultants to provide services over the vesting periods of the options. The Company incurred a noncash, nonrecurring charge of $7.6 million in the first quarter of fiscal 2000 in connection with changes to the vesting periods. At September 30, 1999, all of these options were vested.

   Interest Income (Expense), Net.   Interest income (expense), net
increased to $1.7 million in the six months ended December 31, 1999 from $0.2 million in the corresponding period of fiscal 1999. This increase was due primarily to higher interest income associated with higher average cash and equivalent and short-term investment balances.

   Income Taxes.   The $229,000 provision for income taxes during the six
months ended December 31, 1999 represents foreign income taxes and state franchise taxes.


Liquidity and Capital Resources

   In September 1999, we sold 4.6 million shares of our common stock in an initial public offering. The net offering proceeds to the Company were approximately $79.6 million. Working capital increased to $84.9 million at December 31, 1999 from $25.5 million at June 30, 1999. As of December 31, 1999, we had cash and equivalents and short-term investments of $90.6 million.

   Our operating activities used cash of $5.3 million in the six months ended December 31, 1999 primarily to fund operating losses, partially offset by changes in working capital. Receivable days outstanding decreased to 41 days at December 31, 1999 from 44 days at June 30, 1999. At December 31, 1999, we had approximately $2.7 million of noncancellable purchase commitments associated with inventory purchases.

   During the six months ended December 31, 1999, investing activities, exclusive of purchases of $34.3 million of short-term investments, used cash of $13.2 million. We used $4.1 million for the acquisition of property and equipment and $9.0 million for the purchase of long-term investments.

We expect capital expenditures during the remaining six months of fiscal 2000 to be approximately $2.9 million.

   We have a loan and security agreement with a committed line of $12.0 million which bears interest at the rate of prime plus 0.75% (9.25% at December 31, 1999). This agreement includes a revolving bank line of credit, which expires in December 2000, and a borrowing arrangement for the purchase of equipment, which requires that all advances and accrued interest be paid by March 2003. At December 31, 1999, we had approximately $2.4 million outstanding from advances for equipment purchases, payable in monthly installments, through May 2002.

   In future periods, we anticipate significant increases in working capital on a period-to-period basis primarily as a result of planned increased product sales and higher relative levels of inventory. We also anticipate that we will continue to invest significant amounts in property and equipment related to expansion of our facilities and to support increased sales and marketing as well as ongoing research and development activities. We believe that our December 31, 1999 balances of cash, cash equivalents and short-term investments, and amounts available under our credit facilities, will satisfy our expected operating losses and working capital and capital expenditure requirements for at least the next
12 months. However, we cannot assure you that our predictions with respect to our operating expenses and capital expenditure requirements are accurate. Therefore, we may require additional funds to support our working capital and operating expenses or for other purposes sooner than expected. We may seek to raise additional funds through public or private offerings or debt financings. We cannot assure you that financings will be available, or if available, will be on reasonable terms, nor can we assure you that these financings will not be dilutive to our stockholders.


Year 2000 Compliance

   Background of Year 2000 issues. Many currently installed computer and communications systems and software products are unable to distinguish dates following December 31, 1999 from dates prior to such date. In addition, certain systems and products do not correctly process "leap year" dates. This situation could result in system failures or miscalculations causing business disruptions. As a result, many companies' software and computer and communications systems may need to be upgraded or replaced to become Year 2000 compliant as specified below.

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

   Customer claims. We may be subject to customer claims to the extent our products are not Year 2000 compliant. Liability may result to the extent our products are not able to store, display, calculate, compute and otherwise process date-related data. We could also be subject to claims based on the failure of our products to work with software or hardware from other vendors. As of the date of this filing, we have not experienced any Year 2000 problems with our products.

   Our external vendors. We have identified and contacted our significant suppliers, significant service providers and sole manufacturer to determine the extent to which our interface systems are vulnerable to those third parties' failures to remediate their own Year 2000 issues. All of our significant suppliers, significant service providers and our sole manufacturer have indicated that they are or expected to achieve Year 2000 compliance by December 31, 1999. We cannot be certain that the representations of these third parties are accurate or that they will reach Year 2000 compliance if they are not already compliant. In the event that any of our significant suppliers, significant service providers or our sole manufacturer do not achieve Year 2000 compliance in a timely manner, and we are unable to replace them with alternate sources, our business would be harmed. As of the date of this filing, we have not experienced any Year 2000 problems with our vendors.

   Our internal business software. During fiscal 1999, we upgraded our internal business software to a version that the software vendor has indicated is Year 2000 compliant. This upgrade has been fully implemented. As a result, we believe that our internal financial systems are Year 2000 compliant. However, if due to unforeseen circumstances, the upgrade fails to store, display, calculate, compute and otherwise process date-related data, the Year 2000 could have a material impact on our operations. As of the date of this filing we have not experienced any Year 2000 problems with our business software.

   Our internal non-financial software and equipment. We have taken an inventory of all of our non-financial software and equipment that may be affected by the Year 2000 and have identified the non-financial software and equipment that is critical to our operations. We believe that our non-financial software and equipment are Year 2000 compliant. If our major non-financial systems and equipment are not Year 2000 compliant, the Year 2000 could have a material impact on our operations. As of the date of this filing, we have not experienced any Year 2000 problems with our non-financial software and equipment.

   Costs of addressing Year 2000 compliance. Based on our evaluation, we have not in the past, and do not believe that in the future, we will incur significant expenses or be required to invest heavily in additional computer system improvements to be Year 2000 compliant. We do not believe the cost of addressing the Year 2000 non-compliance issues identified to date will exceed $250,000. However, significant uncertainty exists concerning the potential costs and effects associated with Year 2000 compliance. Any Year 2000 compliance problem experienced by us or our customers could decrease demand for our products, which could harm our business.

   Contingency planning. We have a contingency plan and will continue to monitor our internal communication and management systems.

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

   We were founded on March 18, 1996 and have a limited operating history, which makes an evaluation of our current business and prospects difficult. Due to our limited operating history, it will be difficult to accurately predict our future revenue or results of operations. This may result in one or more future quarters where our financial results may fall below expectations of analysts and investors. As a result, the price of our common stock may decline. In addition, because of our limited operating history, we have a limited insight into trends that may emerge in our market and affect our business. The revenue and income potential of our business and market are unproven. You must consider our business and prospects in light of the risks and difficulties typically encountered by companies in their early stages of development, particularly those in new and rapidly evolving markets such as the Internet traffic management industry.

Our quarterly operating results are not indicative of future performance and are difficult to forecast, and our stock price may fall if our quarterly performance does not meet analysts' or investors' expectations.

   Our quarterly operating results have varied significantly in the past and are likely to vary significantly in the future, which makes it difficult for us to predict our future operating results. We believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as an indicator of our future performance. In particular, historically, a significant portion of our sales has occurred near the end of a quarter. For example, for the year ended June 30, 1999, our fiscal 1999, in some cases up to one-half of our sales occurred in the last month of the quarter. Accordingly, delays in anticipated sales past the end of a particular quarter may harm our results of operations for that quarter. Furthermore, we base our decisions regarding our operating expenses on anticipated revenue trends, and our expense levels are relatively fixed. Consequently, if revenue levels fall below our expectations, we may suffer unexpected losses because only a small portion of our expenses vary with our net sales.

   In one or more future quarters, our operating results will likely be below the expectations of public market analysts and investors. If this occurs, the price of our common stock will probably decline.

We expect to incur significant future operating expenses and losses and may never achieve profitability, which may cause our stock price to decline.

   We have experienced net losses in each quarterly and annual period since inception. We incurred a net loss of $3.9 million for the quarter ended December 31, 1999, and at December 31, 1999 had an accumulated deficit of $47.5 million. Although our net sales have grown in recent quarters, we may not be able to achieve future revenue growth or achieve or sustain profitability. We intend to increase our operating expenses substantially, particularly expenses related to expanding our sales and marketing activities, developing new distribution channels and increasing levels of research and development. If we fail to achieve and sustain significant increases in our quarterly net sales, we may not be able to increase our investment in these areas. In addition, with increased expenses, we will need to generate significant additional revenue to achieve profitability. If we continue to incur net losses and never attain profitability, our stock price is likely to decline.

Because we do not have any experience commercially manufacturing products incorporating our next generation of WebICs and Web OS, we may not be successful in launching our Alteon 700 Series of Web switches in a timely manner.

   We expect to derive a significant portion of our future net sales from sales of products containing our next generation of WebICs. To date, we have produced only a few of our Alteon 700 Series of Web switches for customer testing purposes and do not have any experience in manufacturing them in commercial quantities. Because of the complexity of the WebICs and the supporting Web OS software, there is a risk that we will experience unanticipated problems with the manufacturing, volume shipment or performance of these products.

   Since July 1999, the first product using this generation of WebICs, our Alteon 700 Series of Web switches, has been in customer testing and we expect to begin customer shipments of these switches in March 2000. The WebIC in this product is complicated, and its development has been delayed on two prior occasions, which resulted in our postponing customer testing of this product by approximately six months. We have not completed internal testing of this WebIC. If we discover significant defects, commercial release of our next-generation Web switch could be delayed significantly, particularly if the WebIC must be re-designed and re-manufactured by LSI Logic Corporation, our WebIC manufacturer. Our next generation of Web switches also requires the successful development of a new version of Web OS. Development of this software is also complex and could be subject to delay.

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

   In addition, the introduction of new or enhanced products also requires that we manage the transition from older products to minimize disruption in customer ordering patterns and ensure that adequate supplies of new products can be delivered to meet customer demand. In particular, our

Alteon 700 Series of Web switches has been in customer testing since July 1999 and we expect to begin customer shipments of these switches in March 2000. Our failure to commercialize and manage the transition to this new product series successfully would harm our business.

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

   In addition, Cisco offers a variety of Internet appliances and software that manage Internet traffic volume. We believe that Cisco is providing to certain customers pricing incentives to purchase a complete series of Cisco products. This policy could cause us to lose sales which could harm our business. Recently, Cisco announced plans to integrate some of these products into their LAN switches. This integrated product offering will compete directly with our products. Cisco has a longer operating history and significantly greater financial, technical, marketing and other resources than we do. Cisco also has broad strategic relationships with server vendors, OEMs, resellers and other software and hardware providers. As a result of these factors, Cisco may be able to respond more quickly to new or emerging technologies and changes in customer requirements than we can.

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

   We compete in a new, rapidly evolving and highly competitive sector of the networking industry. We expect competition to intensify in the future. Increased competition would likely reduce our prices, which would reduce our gross margins. Increased competition also would likely cause us to lose market share. Our principal competitors include:

   o Large telecommunications and networking equipment companies. We face competition from large telecommunications and networking equipment companies such as Cisco and Nortel Networks Corporation. These companies have greater financial resources, longer operating histories, broader customer relationships, greater brand recognition and a broader set of products than we do. Cisco and other large telecommunications companies have announced plans to incorporate an Internet traffic management component into existing switches. If Cisco or other companies form alliances with or acquire companies offering competing Web traffic management products, even if those products do not have capabilities comparable to our products, they would be significant competitors and their activities could cause us to reduce our prices.

   o Other vendors of Internet traffic management products and services. A number of other private and public companies offer products designed to provide Internet traffic management solutions. Some of these companies offer products focused on a particular function, such as bandwidth management or load balancing. With respect to a particular function, these products may be superior to ours. Some of these companies have longer operating histories, more resources and broader customer relationships than we do.

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

   Widespread commercial acceptance of our products is critical to our future success. The market for Internet traffic management solutions is relatively new and rapidly evolving. Rather than utilizing comprehensive Internet traffic management solutions, most Web data center administrators manage Internet traffic by adding servers and interconnecting a variety of single function traffic management tools. Our ability to increase revenues in the future depends on the extent to which our potential customers recognize the value of our integrated Internet traffic management solutions. The acceptance of our products may be hindered by:

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

   We purchase several key product components from single source vendors for which alternative sources are either not currently available or difficult to develop. The inability to obtain sufficient quantities of these components may result in delays or reductions in product shipments that would harm our business. We presently purchase two key components, WebICs and power supplies, from vendors for which there are currently no alternative suppliers. In addition, we expect that a significant portion of our products in the next year will incorporate a key networking component which is available only from a single source. The sole manufacturer of our WebICs is LSI. The process used to manufacture our WebICs is proprietary to LSI. If LSI terminated our relationship, we would be required to redesign our WebICs to make them compatible with the manufacturing process of a new supplier and to develop or license additional technology. We estimate that this process could take as long as 12 months and cost $4.0 million or more. Furthermore, we would lose significant revenue opportunities while working to achieve volume production with a new vendor. We do not have supply contracts with LSI or other sole source vendors. In the event of a reduction or interruption of supply of any such components, a period of 12 months or longer could pass before we would begin receiving adequate supplies from alternative suppliers, if at all, and our business would be harmed. It is possible that our sources may not be available for us or be in a position to satisfy our production requirements at acceptable prices and on a timely basis, if at all.

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

Because the worldwide demand for one of our key components has increased, adequate quantities of this component may not be available to satisfy our needs which could increase the price and delay delivery of our products.

   During the last year, the worldwide demand for memory chips, a key component in our products, has increased. Although we purchase our memory chips from several suppliers, if these suppliers are unable to provide adequate quantities of memory chips to satisfy our needs, product shipments may be delayed and our business would be harmed. In addition, if, as a result of increased demand, our suppliers raise the price of memory chips, the cost of manufacturing our products would increase and the sales of our products could decrease.

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

   A relatively small number of our OEM and reseller customers has accounted for a significant portion of our net sales. In the first and second quarters of fiscal 2000, no individual customer accounted for 10% or more of net sales. In fiscal 1999, sales to 3Com accounted for 14% of net sales, sales to IBM accounted for 10% of net sales and sales to Hewlett-Packard accounted for 10% of net sales. In fiscal 1998, sales to Sun Microsystems accounted for 42% of net sales, sales to Fuji Xerox accounted for 14% of net sales and sales to 3Com accounted for 10% of net sales. If any of our large customers stop or delay purchases, our revenue and profitability may be adversely affected. For example, over the last three fiscal years, sales to Sun Microsystems have decreased significantly from 49% of net sales in fiscal 1997, to 42% of net sales in fiscal 1998, and to 6% of net sales in fiscal 1999. We expect that revenues from a relatively small number of our OEM and reseller customers will continue to account for a significant portion of our net sales. Accordingly, unless and until we diversify and expand our customer base, our future success will depend upon the timing and size of future purchase orders, if any, from our largest customers and, in particular:

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

   We have experienced rapid growth and expansion since our inception.
From June 30, 1998 to December 31, 1999, we increased the number of our employees from 85 to 222. This growth has placed, and will continue to place, a significant strain on our management and information systems and operational and financial resources. To manage our growth effectively, we must continue to improve our operational, financial and management controls. Although we believe that our management and information systems are adequate for the next 12 months, depending on the volume of our sales, we may have to replace or enhance our management and information systems sooner than anticipated. We expect that the cost of implementing these new systems would be approximately $2.0 million. If we have to implement modifications sooner than we expected, we will incur substantial additional expense earlier than anticipated. If we fail to scale our management systems to accommodate our growth, our operating results would be adversely impacted and our business would be harmed.

If we do not substantially expand our sales channels, our ability to increase market acceptance of our products and generate revenue would be compromised.

   We sell our products in the United States directly, through resellers and OEMs, and we sell our products internationally primarily through resellers. Our distribution strategy focuses principally on:

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

   Our ability to grow will depend in part on the expansion of international operations and sales, which are likely to continue to be a significant portion of our net sales. Sales to customers outside of the United States accounted for approximately 29% of our net sales in fiscal 1998, 25% of our net sales in fiscal 1999 and 35% of our net sales in the six months ended December 31, 1999. Conducting business internationally involves many risks, including:

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

   Our products require a complex marketing and sales effort targeted at several levels within a prospective customer's organization. Although we have recently expanded our sales force, unless we continue to expand our sales force, we will not be able to increase revenues. In addition, in order to support and develop leads for our indirect distribution channels and increase the direct sale of our products, we expect to significantly increase the number of sales personnel in the next six months. Competition for qualified sales personnel is intense, and we might not be able to hire the kind and number of sales personnel we are targeting. Our inability to retain and hire qualified sales personnel may harm our results of operations and our ability to increase market share. On the other hand, if we are successful in hiring our target number of sales personnel, we will be faced with significantly increased personnel costs and related expenditures. Sales personnel will not be productive immediately, and the revenues generated by the sales personnel may not exceed the costs of our planned expansion.

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

   In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. Our business activities may infringe upon the proprietary rights of others, and other parties may assert infringement claims against us. In August 1999, we received a letter from Resonate, Inc. alleging that some of our products infringe one if its patents. If this claim, or any similar claims we may receive in the future cannot be resolved through a license or similar arrangement, we could become a party to litigation. In the past, we have been involved in trademark litigation over the use of the name and mark Alteon. Intellectual property claims and any resulting lawsuits, if successful, could subject us to significant liability for damages and invalidation of our proprietary rights. These kinds of disputes are subject to inherent uncertainties. In addition, these claims, regardless of whether they result in litigation and regardless of the outcome of the litigation, would be time-consuming and expensive to resolve and divert management time and attention. Any intellectual property dispute may cause us to do one or more of the following:

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

   The market price for our common stock will vary in response to a number of factors, some of which are beyond our control. In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Regardless of its outcome, securities litigation may result in substantial costs and divert management's attention and resources, which could harm our business and results of operations.

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

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company maintains an investment portfolio consisting mainly of income securities with an average maturity of less than one year. The market value of this portfolio was $39.4 million at December 31, 1999. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. Because the Company believes that it has the ability to hold its fixed income investments until maturity, the Company would not expect its operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on its securities portfolio. The Company does not hedge any interest rate or foreign exchange exposures.

                          ALTEON WEBSYSTEMS, INC.
                        PART II.  OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K.

      (a)  Exhibits.

           10.5 Loan and Security Agreement dated March 20, 1998 between Registrant and Silicon Valley Bank, as modified on May 29, 1998, July 15, 1998, September 4, 1998, December 8, 1998 and
                 December 8, 1999 (incorporated by reference from Exhibit 10.5 Amendment No. 2 to the Company's Registration Statement on Form S-1, Registration No. 333-93123).

           27.1  Financial Data Schedule.

      (b)  Reports on Form 8-K.

           None.

                                SIGNATURES



   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Alteon WebSystems, Inc.
                                       (Registrant)


Dated:  February 9, 2000               By: /s/ James G. Burke
      --------------------                --------------------
                                             James G. Burke
                                        Chief Financial Officer
                                              and Secretary
                                        (Principal Financial and
                                            Accounting Officer)

                              EXHIBIT INDEX




       Exhibit
       Number       Description
       -------     -------------

        10.5 Loan and Security Agreement dated March 20, 1998 between Registrant and Silicon Valley Bank, as modified on May 29, 1998, July 15, 1998, September 4, 1998, December 8, 1998 and
               December 8, 1999 (incorporated by reference from Exhibit 10.5 Amendment No. 2 to the Company's Registration Statement on Form S-1, Registration No. 333-93123).


        27.1   Financial Data Schedule.