Form 10-Q
period 2000-03-31
ALTEON WEBSYSTEMS INC
filed 2000-05-12
CIK 1089925

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

               For the Quarterly Period Ended March 31, 2000

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

As of April 30, 2000, 41,349,045 shares of the registrant's Common Stock were outstanding.

=============================================================================

                          ALTEON WEBSYSTEMS, INC.

                             TABLE OF CONTENTS


                                                                          Page
Part I.   Financial Information

Item 1.   Financial Statements:
          Condensed Consolidated Balance Sheets
          March 31, 2000 and June 30, 1999 ................................ 3

          Condensed Consolidated Statements of Operations
          Quarters and Nine Months Ended March 31, 2000 and 1999 .......... 4

          Condensed Consolidated Statements of Cash Flows
          Nine Months Ended March 31, 2000 and 1999 ....................... 5

          Notes to Condensed Consolidated Financial Statements ............ 6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations ............................. 9

Item 3.   Quantitative and Qualitative Disclosures About Market Risk ..... 24


Part II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K ............................... 25

Signatures ............................................................... 26

                      PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

<CAPITON>
                          ALTEON WEBSYSTEMS, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                 (In thousands, except par value amounts)
                                (Unaudited)

                                                    March 31,     June 30,
                                                      2000          1999
                                                    --------      -------
                             ASSETS
 Current assets:
   Cash and equivalents                             $181,758      $29,766
   Short-term investments                             59,092           --
   Accounts receivable - net                          14,644        3,853
   Inventory                                          10,469        2,632
   Prepaid expenses and other current assets           1,652          397
                                                    --------      -------
      Total current assets                           267,615       36,648
 Property and equipment - net                         11,007        3,931
 Other long-term assets                                5,117           42
                                                    --------      -------
      Total assets                                  $283,739      $40,621
                                                    ========      =======

              LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Accounts payable                                 $  8,666      $ 3,561
   Accrued compensation and related liabilities        5,851        2,052
   Other accrued expenses                             11,482        3,607
   Deferred sales, net                                 3,237          176
   Current portion of note payable to bank             1,364        1,363
   Current portion of capital lease obligations          268          348
   Income taxes payable                                  286           53
                                                    --------      -------
      Total current liabilities                       31,154       11,160
 Note payable to bank and capital lease obligation     1,082        1,919
 Sublease deposits                                        93           93
                                                    --------      -------
      Total liabilities                               32,329       13,172
                                                    --------      -------
 Stockholders' equity:
   Preferred stock, $0.001 par value, 15,000
     shares authorized; shares outstanding:
     March 31, 2000 none; June 30, 1999 13,785            --       58,294
   Common stock, $0.001 par value, 300,000
     shares authorized; shares outstanding:
     March 31, 2000 41,285; June 30, 1999 12,987     305,226        3,224
   Notes receivable from stockholders                 (5,152)      (2,465)
   Deferred compensation                                (156)        (196)
   Accumulated deficit                               (48,508)     (31,408)
                                                    --------      -------
      Total stockholders' equity                     251,410       27,449
                                                    --------      -------
      Total liabilities and stockholders' equity    $283,739      $40,621
                                                    ========      =======

         See notes to condensed consolidated financial statements.

                          ALTEON WEBSYSTEMS, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except per share amounts)
                                (Unaudited)

                                     Quarters Ended       Nine Months Ended
                                        March 31,             March 31,
                                   ------------------    -------------------
                                    2000       1999        2000       1999
                                   -------    -------    --------    -------
Net sales                          $28,229    $ 6,702    $ 58,094    $18,388
Cost of sales                       10,366      3,157      22,386      9,381
                                   -------    -------    --------    -------
Gross profit                        17,863      3,545      35,708      9,007
Operating expenses:
  Sales and marketing               13,311      3,346      28,694      8,934
  Research and development           6,158      2,280      15,609      7,086
  General and administrative         1,946        690       4,873      1,813
  Stock compensation to consultants     --         --       7,638         --
                                   -------    -------    --------    -------
     Total operating expenses       21,415      6,316      56,814     17,833
                                   -------    -------    --------    -------
Loss from operations                (3,552)    (2,771)    (21,106)    (8,826)
Interest income (expense), net       2,508         33       4,235        189
                                   -------    -------    --------    -------
Loss before income taxes            (1,044)    (2,738)    (16,871)    (8,637)
Income tax expense                      --         --         229         --
                                   -------    -------    --------    -------
Net loss                           $(1,044)   $(2,738)   $(17,100)   $(8,637)
                                   =======    =======    ========    =======

Basic and diluted loss per
  common share                     $ (0.03)   $ (0.35)   $  (0.62)   $ (1.19)
                                   =======    =======    ========    =======
Basic and diluted common shares
  used in computation               37,575      7,892      27,726      7,248
                                   =======    =======    ========    =======

         See notes to condensed consolidated financial statements.

                          ALTEON WEBSYSTEMS, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In thousands)
                                (Unaudited)

                                                      Nine Months Ended
                                                          March 31,
                                                    ---------------------
                                                      2000         1999
                                                    --------      -------
Cash flows from operating activities:
  Net loss                                          $(17,100)     $(8,637)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
     Depreciation and amortization                     2,143        1,232
     Deferred rent                                         2          227
     Charges from common stock for services              410           30
     Stock options granted to consultants              7,638           13
     Changes in assets and liabilities:
        Accounts receivable                          (10,791)      (1,277)
        Inventory                                     (7,837)       2,320
        Prepaid expenses and other current assets     (1,255)        (106)
        Accounts payable                               5,105         (222)
        Accrued compensation and related liabilities   3,799          218
        Other accrued expenses                        11,167        1,614
                                                    --------      -------
Net cash used in operating activities                 (6,719)      (4,588)
                                                    --------      -------
Cash flows from investing activities:
  (Purchases) maturities of short-term
     investments, net                                (59,092)          --
  Purchases of property and equipment                 (9,177)      (2,140)
  Other assets                                        (5,077)          21
                                                    --------      -------
Net cash used in investing activities                (73,346)      (2,119)
                                                    --------      -------
Cash flows from financing activities:
  Net proceeds from sale of preferred stock               --        7,273
  Net proceeds from sales of common stock            231,926           20
  Borrowings under note payable                           --        1,240
  Repayments of note payable                            (716)        (510)
  Repayment of notes receivable for common stock       1,047           39
  Repayment of capital lease obligations                (200)        (170)
  Repayment of line of credit                             --         (802)
                                                    --------      -------
Net cash provided by financing activities            232,057        7,090
                                                    --------      -------
Net increase in cash and equivalents                 151,992          383
Cash and equivalents, beginning of period             29,766        9,047
                                                    --------      -------
Cash and equivalents, end of period                 $181,758      $ 9,430
                                                    ========      =======
Supplemental schedule of noncash investing and
financing activities:
  Exercise of stock options for notes
    receivable, net of repurchases                  $  3,734      $   754
  Cash paid during the period for:
    Interest                                        $    294      $   204
    Income taxes                                    $     10      $     2

         See notes to condensed consolidated financial statements.

                          ALTEON WEBSYSTEMS, INC.

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)


Note 1.   Basis of presentation

   The unaudited condensed consolidated financial statements contained in this report have been prepared by Alteon WebSystems, Inc. ("Alteon" or the "Company"). In the opinion of management, such financial statements include all normal recurring adjustments and accruals necessary for a fair presentation of the Company's financial position as of March 31, 2000, the results of operations for the quarters and nine months ended March 31, 2000 and 1999 and cash flows for the nine months ended March 31, 2000 and 1999. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. This unaudited quarterly information should be read in conjunction with the audited consolidated financial statements of Alteon and the notes thereto for the year ended June 30, 1999 included in the Company's Registration Statement on Form S-1, as amended.

Note 2.   Initial and follow-on public offerings of stock

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

   On January 31, 2000, the Company completed the sale of 5 million shares of its common stock at a price of $103.50 per share. Of the shares that were offered, 1,250,000 shares were sold by the Company and 3,750,000 shares were sold by the Company's stockholders. The related over-allotment option was exercised by the underwriters on February 25, 2000 at which time the Company sold an additional 285,506 shares, and the Company's stockholders sold an additional 214,494 shares. Offering proceeds to the Company, net of underwriting discount and aggregate expenses of approximately $8.7 million, were approximately $150.2 million.

Note 3.   Inventory

   Inventories consist of:

                                               March 31,    June 30,
                                                 2000         1999
                                               -------       ------
                                                  (in thousands)
       Raw materials and subassemblies         $ 5,299       $  973
       Inventory at manufacturer in Thailand     2,717          769
       Work in process                             917          394
       Finished goods                            1,536          496
                                               -------       ------
                     Total                     $10,469       $2,632
                                               =======       ======

Note 4.   Other long-term assets

   Included in other long-term assets are the Company's privately held corporate equity securities in certain technology companies totaling $5.0 million as of March 31, 2000. Investments in equity securities are carried at the lower of cost or market. Our policy is to regularly review the assumptions underlying the financial performance of these privately held companies and, if and when we determine that a decline in fair value below the cost basis is other than temporary, the related investment is written down to its fair value.

Note 5.   Other accrued expenses

   Other Accrued expenses consist of:

                                               March 31,    June 30,
                                                 2000         1999
                                               -------       ------
                                                  (in thousands)
       Accrued warranty                        $ 1,982       $  893
       Marketing and related accruals            1,050          275
       Professional fees and related accruals    3,552          907
       Customer prepaids                           297          535
       Deferred rent                               420          399
       Other                                     4,181          598
                                               -------       ------
                     Total                     $11,482       $3,607
                                               =======       ======

Note 6.   Net loss per share

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

   The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share (in thousands, except per share amounts):

                                                 Quarter Ended March 31,  Nine Months Ended March 31,
                                                    2000        1999           2000       1999
                                                  -------     -------        --------    -------

Net loss (numerator), basic and diluted           $(1,044)    $(2,738)       $(17,100)   $(8,637)
                                                  =======     =======        ========    =======
Shares (denominator):
  Weighted average common shares outstanding       40,451      12,104          31,313     11,914
  Weighted average common shares outstanding
    subject to repurchase                          (2,876)     (4,212)         (3,587)    (4,666)
                                                  -------     -------        --------    -------
  Shares used in computation, basic and diluted    37,575       7,892          27,726      7,248
                                                  =======     =======        ========    =======
Net loss per share, basic and diluted             $ (0.03)    $ (0.35)       $ (0.62)    $ (1.19)
                                                  =======     =======        ========    =======

   As of March 31, 2000 and 1999, the Company had securities outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share in the periods presented as their effect would have been antidilutive. Such outstanding securities consist of the following at March 31 (in thousands):

                                                       2000         1999
                                                      ------       ------
      Preferred stock                                     --       16,936
      Shares of common stock subject to repurchase     2,610        4,212
      Stock options                                    5,953        3,586
                                                      ------       ------
        Total                                          8,563       24,734
                                                      ======       ======

Note 7.   Comprehensive income (loss)

   The Company had no items of other comprehensive income (loss) to report through March 31, 2000.

Note 8.   New accounting pronouncements

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

   We derive revenues primarily from direct product sales and sales to original equipment manufacturers, or OEMs, and resellers. Revenues are generally recognized upon product shipment unless significant Alteon obligations remain. Revenues are recorded net of sales returns and allowances which are calculated based on actual historical and expected results.

   We market our products through our direct sales force, OEMs and resellers. We sell our products both directly and through OEMs in the United States, and we sell our products internationally primarily through resellers. A majority of our sales to date have been to customers located in the United States. In the fiscal year ended June 30, 1999, our fiscal 1999, sales in the United States accounted for approximately 75% of net sales, and for the three and nine months ended March 31, 2000 sales in the United States accounted for approximately 60% and 63% of net sales, respectively. We expect sales in the United States to continue to account for the majority of our revenues.

   A small number of our OEM and reseller customers account for a significant portion of our revenues. In fiscal 1999, sales to 3Com accounted for 14% of net sales, sales to IBM accounted for 10% of net sales and sales to Hewlett-Packard accounted for 10% of net sales. In the three and nine month periods ended March 31, 2000, no individual customer accounted for 10% or more of net sales.

Quarters Ended March 31, 2000 and 1999

   The following table sets forth certain operating data as a percentage of net sales for the quarters ended March 31, 2000 and 1999:

                                           Quarter Ended March 31,
                                           -----------------------
                                              2000          1999
                                             -----         -----

        Net sales                            100.0%        100.0%
        Cost of sales                         36.7          47.1
                                             -----         -----
        Gross profit                          63.3          52.9
        Operating expenses:
          Sales and marketing                 47.2          49.9
          Research and development            21.8          34.0
          General and administrative           6.9          10.3
                                             -----         -----
                  Total operating expenses    75.9          94.2
                                             -----         -----
        Loss from operations                 (12.6)        (41.3)
        Interest income (expense), net         8.9           0.4
                                             -----         -----
        Loss before income taxes              (3.7)        (40.9)
        Income tax expense                     0.0           0.0
                                             -----         -----
        Net loss                              (3.7)%       (40.9)%
                                             =====         =====

   Net Sales.   Net sales grew to $28.2 million in the third quarter of
fiscal 2000 from $6.7 million in the corresponding quarter of fiscal 1999. Sales of our second generation ACEnic server adapter products in the third quarter of fiscal 2000 represented $6.9 million, an increase of $3.9 million from the same period last year. Sales of our Web switch products represented $21.3 million in the third quarter of fiscal 2000, an increase of $17.6 million from the corresponding quarter of fiscal 1999.

   Cost of Sales.   Cost of sales consists primarily of costs related to
product components, contract manufacturing and testing, warranty service and quality assurance for products, as well as costs of associated personnel. Cost of sales increased to $10.4 million in the third quarter of fiscal 2000 from $3.2 million in the third quarter of fiscal 1999. This increase was due primarily to an increase in component and manufacturing costs and warranty reserves associated with increased product sales. Gross profit as a percentage of net sales, or gross margin, increased to 63.3% in the third quarter of fiscal 2000 from 52.9% in the corresponding quarter of fiscal 1999. This increase in gross margin was due primarily to a change in our product mix to include more Web switches, which generally have higher average gross margins than ACEnic products. The increase was partially offset by higher warranty reserves as a percentage of sales.

   Sales and Marketing.   Sales and marketing expenses consist primarily
of personnel costs, including sales commissions, and product marketing and promotion costs. Sales and marketing expenses increased to $13.3 million in the third quarter of fiscal 2000 from $3.3 million in the third quarter of fiscal 1999. Of the $10.0 million increase, $4.9 million was due to increased personnel costs, including commissions associated with establishing a significant sales force and supporting increased marketing efforts, $2.9 million was due to increased product marketing costs related primarily to our Web switches and $1.0 million was due to travel related expenses. We expect that sales and marketing expenses will increase as we add personnel to support domestic and international sales efforts.

   Research and Development.   Research and development expenses consist
primarily of salaries and related costs of employees engaged in research, design and development activities. We have not capitalized any software development costs. These costs are expensed as incurred because we believe our current development process is completed at essentially the same time as we establish technological feasibility. Research and development expenses increased to $6.2 million in the third quarter of fiscal 2000 from $2.3 million in the corresponding quarter of fiscal 1999. Of the $3.9 million increase, $1.7 million was due to increased personnel costs associated with the design and development of products based on our next generation of WebICs, including our Alteon 700 Series of Web switches, $1.0 million was due to increased outside service costs primarily associated with product testing, and $0.5 million was due to non-recurring engineering and prototype assembly expenses related to the design and development of these products. We expect that research and development expenses will increase as we continue to develop new products and product enhancements.

   General and Administrative.   General and administrative expenses
consist primarily of personnel costs for our administrative and financial groups, as well as legal, accounting and other professional fees. General and administrative expenses increased to $1.9 million in the third quarter of fiscal 2000 from $0.7 million in the third quarter of fiscal 1999. This increase was due to increased personnel costs and professional fees required to support our growth. We expect that general and administrative expenses will increase as we establish the infrastructure to support growing operations.

   Interest Income (Expense), Net.   Interest income (expense), net
consists of interest income from cash and equivalent and short-term investment balances offset by interest expense associated with debt obligations. Interest income (expense), net increased to $2.5 million in the third quarter of fiscal 2000 from $33,000 in the corresponding quarter of fiscal 1999. This increase was due primarily to higher interest income associated with higher average cash and equivalent and short-term investment balances.

Nine Months Ended March 31, 2000 and 1999

   The following table sets forth certain operating data as a percentage of net sales for the nine months ended March 31, 2000 and 1999:

                                           Nine Months Ended March 31,
                                           --------------------------
                                                2000         1999
                                               -----        -----

        Net sales                              100.0%       100.0%
        Cost of sales                           38.5         51.0
                                               -----        -----
        Gross profit                            61.5         49.0
        Operating expenses:
          Sales and marketing                   49.4         48.6
          Research and development              26.9         38.5
          General and administrative             8.4          9.9
          Stock compensation to consultants     13.1          0.0
                                               -----        -----
               Total operating expenses         97.8         97.0
                                               -----        -----
        Loss from operations                   (36.3)       (48.0)
        Interest income (expense), net           7.3          1.0
                                               -----        -----
        Loss before income taxes               (29.0)       (47.0)
        Income tax expense                       0.4          0.0
                                               -----        -----
        Net loss                               (29.4)%      (47.0)%
                                               =====        =====

   Net Sales.   Net sales grew to $58.1 million in the nine months ended
March 31, 2000 from $18.4 million in the corresponding period of fiscal 1999. Sales of our second generation ACEnic server adapter products in this period represented $16.4 million, an increase of $6.2 million from the same period last year. Sales of our Web switch products represented $41.7 million in the nine months ended March 31, 2000, an increase of $33.5 million from the corresponding period of fiscal 1999.

   Cost of Sales.   Cost of sales increased to $22.4 million in the nine
months ended March 31, 2000 from $9.4 million in the nine months ended March 31, 1999. This increase was due primarily to an increase in component and manufacturing costs and warranty reserves associated with increased product sales. Gross margin increased to 61.5% in the nine months ended March 31, 2000 from 49% in the corresponding period of fiscal 1999. This increase in gross margin was due primarily to a change in our product mix to include more Web switches, which generally have higher average gross margins than ACEnic products. The increase was partially offset by higher inventory reserves.

   Sales and Marketing.   Sales and marketing expenses increased to $28.7
million in the nine months ended March 31, 2000 from $8.9 million in the nine months ended March 31, 1999. Of the $19.8 million increase, $10.6 million was due to increased personnel costs, including commissions associated with establishing a significant sales force and supporting increased marketing efforts, $4.5 million was due to increased product marketing costs related primarily to our Web switches, $2.1 million was due to travel related expenses and $1.5 million was due to consulting and other services fees.

   Research and Development.   We have not capitalized any software
development costs. These costs are expensed as incurred because we believe our current development process is completed at essentially the same time as we establish technological feasibility. Research and development expenses increased to $15.6 million in the nine months ended March 31, 2000 from $7.1 million in the corresponding period of fiscal 1999. Of the $8.5 million increase, $3.2 million was due to increased personnel costs associated with the design and development of products based on our next generation of WebICs, including our Alteon 700 Series of Web switches, $2.7 million was due to increased outside service costs primarily associated with product testing, and $1.4 million was due to non-recurring engineering and prototype assembly expenses related to the design and development of these products.

   General and Administrative.   General and administrative expenses
increased to $4.9 million in the nine months ended March 31, 2000 from $1.8 million in the nine months ended March 31, 1999. This increase was due to increased personnel costs and professional fees required to support our growth.

   Stock Compensation to Consultants.   Since inception, Alteon has
granted stock options to consultants to provide services over the vesting periods of the options. The Company incurred a noncash, nonrecurring charge of $7.6 million in the first quarter of fiscal 2000 in connection with changes to the vesting periods. At September 30, 1999, all of these options were vested.

   Interest Income (Expense), Net.   Interest income (expense), net
increased to $4.2 million in the nine months ended March 31, 2000 from $0.2 million in the corresponding period of fiscal 1999. This increase was due primarily to higher interest income associated with higher average cash and equivalent and short-term investment balances.

   Income Taxes.   The $229,000 provision for income taxes during the nine
months ended March 31, 2000 represents foreign income taxes and state franchise taxes.


Liquidity and Capital Resources

   In September 1999, we sold 4.6 million shares of our common stock in an initial public offering. The net offering proceeds to the Company were approximately $79.6 million. In calendar 2000, we sold 1,535,506 shares of our common stock, as part of a follow-on offering of 5.5 million shares at a price of $103.50 per share. The Company raised approximately
$150.2 million net of offering costs in the follow-on offering. Working capital increased to $236.5 million at March 31, 2000 from $25.5 million at June 30, 1999. As of March 31, 2000, we had cash and equivalents and short-term investments of $240.9 million.

   Our operating activities used cash of $6.7 million in the nine months ended March 31, 2000 primarily to fund operating losses, partially offset by changes in working capital. Receivable days outstanding increased to 47 days at March 31, 2000 from 44 days at June 30, 1999. At March 31, 2000, we had approximately $4.2 million of noncancellable purchase commitments associated with inventory purchases.

   During the nine months ended March 31, 2000, investing activities, exclusive of net purchases of $59.1 million of short-term investments, used cash of $14.2 million. We used $9.2 million for the acquisition of property and equipment. We made $5 million of strategic investments in the equity securities of privately held companies in the nine months ended March 31, 2000. We expect to continue our investment strategy in the future. We expect capital expenditures during the remaining three months of fiscal 2000 to be approximately $7.3 million.

   We have a loan and security agreement with a committed line of $12.0 million which bears interest at the rate of prime plus 0.75% (9.75% at March 31, 2000). This agreement includes a revolving bank line of credit, which expires in December 2000, and a borrowing arrangement for the purchase of equipment, which requires that all advances and accrued interest be paid by March 2003. At March 31, 2000, we had approximately $2.4 million outstanding from advances for equipment purchases, payable in monthly installments, through May 2002.

   In future periods, we anticipate significant increases in working capital on a period-to-period basis primarily as a result of increased product sales and higher levels of inventory. We also anticipate that we will continue to invest significant amounts in property and equipment related to expansion of our facilities and to support increased sales and marketing as well as ongoing research and development activities. We believe that our March 31, 2000 balances of cash and equivalents and short-term investments, and amounts available under our credit facilities, will satisfy our expected operating losses and working capital and capital expenditure requirements for at least the next 12 months. However, we cannot assure you that our predictions with respect to our operating expenses and capital expenditure requirements are accurate. Therefore, we may require additional funds to support our working capital and operating expenses or for other purposes sooner than expected. We may seek to raise additional funds through public or private offerings or debt financings. We cannot assure you that financings will be available, or if available, will be on reasonable terms, nor can we assure you that these financings will not be dilutive to our stockholders.


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

   In one or more future quarters, our operating results may be below the expectations of public market analysts and investors. If this occurs, the price of our common stock will probably decline.

We expect to incur significant future operating expenses and losses and may never achieve profitability, which may cause our stock price to decline.

   We have experienced net losses in each quarterly and annual period since inception. We incurred a net loss of $1.0 million for the quarter ended March 31, 2000, and at March 31, 2000 had an accumulated deficit of $48.5 million. Although our net sales have grown in recent quarters, we may not be able to achieve future revenue growth or achieve or sustain profitability. We intend to increase our operating expenses substantially, particularly expenses related to expanding our sales and marketing activities, developing new distribution channels and increasing levels of research and development. If we fail to achieve and sustain significant increases in our quarterly net sales, we may not be able to increase our investment in these areas. In addition, with increased expenses, we will need to generate significant additional revenue to achieve profitability. If we continue to incur net losses and never attain profitability, our stock price is likely to decline.

Because we have just started to manufacture commercial quantities of products that incorporate our next generation of WebICs and Web OS, we may not be successful in completing the launch of our Alteon 700 Series of Web switches as planned.

   We expect to derive a significant portion of our future net sales from sales of products containing our next generation of WebICs. We have started to ship our Alteon 700 Series of Web switches to fulfill customers' orders but do not have significant experience in manufacturing them in commercial quantities. Because of the complexity of the WebICs and the supporting Web OS software, there is a risk that we will experience unanticipated problems with the manufacturing, volume shipment or performance of these products.

   Since July 1999, the first product using this generation of WebICs and Web OS, our Alteon 700 Series of Web switches, has been in customer testing and we began customer shipments of these switches in March 2000. We have completed the initial testing of this WebIC and Web OS and are in the process of ongoing quality testing.

   If we fail to complete the launch of our Alteon 700 Series of Web switches into commercial volumes in a timely manner:

   o revenues from our existing products could be inadequate to cover our expenses, including the cost of selling, marketing, developing and manufacturing new products;
   o our brand and reputation will be damaged;
   o our competitors' products could achieve greater market acceptance; and
   o we would lose market share.

If our Alteon 700 Series of Web switches, our gigabit copper server adapters, or other new products or product enhancements fail to achieve customer acceptance, or if we fail to manage any necessary product transition successfully, our business reputation and financial performance would suffer.

   Our industry is characterized by very rapid technological change, frequent new product introductions and enhancements, changes in customer demands and evolving industry standards. Our existing products will be rendered less competitive or obsolete if we fail to introduce new products or product enhancements that anticipate the features and functionality that customers demand or to ensure that they interoperate with current and emerging networking technologies. Our Alteon 700 Series of Web switches was released to customers in March 2000 and we cannot assure you that they will achieve customer acceptance. Our gigabit copper server adapters were released to customers in March, 2000 and we cannot assure you that they will achieve customer acceptance. The success of our Alteon 700 Series of Web switches, gigabit copper server adapters and other new product introductions will depend on:

   o the ability of our products to meet customer needs and expectations regarding features, performance and robustness;
   o our ability to accurately anticipate industry trends and changes in technology standards; and
   o timely completion and introduction of new product designs and features.

   In addition, the introduction of new or enhanced products also requires that we manage any necessary transition from older products to minimize disruption in customer ordering patterns and ensure that adequate supplies of new products can be delivered to meet customer demand. Our failure to commercialize and manage any necessary transition to new product lines successfully would harm our business.

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

   In addition, Cisco offers a variety of Internet appliances and software that manage Internet traffic volume. We believe that Cisco is providing pricing incentives to certain customers to purchase a complete series of Cisco products. This policy could cause us to lose sales which could harm our business. Cisco has a longer operating history and significantly greater financial, technical, marketing and other resources than we do. Cisco also has broad strategic relationships with server vendors, OEMs, resellers and other software and hardware providers. As a result of these factors, Cisco may be able to respond more quickly to new or emerging technologies and changes in customer requirements than we can.

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

   We compete in a new, rapidly evolving and highly competitive sector of the networking industry. We expect competition to intensify in the future. Increased competition would likely reduce our prices, which would reduce our gross margins. Increased competition also would likely cause us to lose market share. Our principal competitors include:

   o Large telecommunications and networking equipment companies. We face competition from large telecommunications and networking equipment companies such as Cisco and Nortel Networks Corporation. These companies have greater financial resources, longer operating histories, broader customer relationships, greater brand recognition and a broader set of products than we do. Cisco and other large telecommunications companies have announced plans to incorporate an Internet traffic management component into existing switches. Cisco recently announced that it has entered into an agreement to acquire ArrowPoint Communications, Inc., a provider of Web switches. Because of Cisco's significantly greater financial and technical resources and its large share of the Internet equipment market, Cisco's acquisition of ArrowPoint Communications will present a significant source of competition to our business. We expect that the combined company will represent a substantially stronger competitor than the two separate companies. Furthermore, the potential of other companies, to form alliances in the area of Web traffic management products could present us with additional significant competitors. Even if the products sold by these competitors do not have capabilities comparable to our products, these competitors could cause us to reduce our prices.

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

   We purchase several key product components from single source vendors for which alternative sources are either not currently available or difficult to develop. The inability to obtain sufficient quantities of these components may result in delays or reductions in product shipments that would harm our business. We presently purchase two key components, WebICs and power supplies, from vendors for which there are currently no alternative suppliers. In addition, we expect that a significant portion of our products in the next year will incorporate a key networking component which is available only from a single source. The sole manufacturer of our WebICs is LSI Logic. The process used to manufacture our WebICs is proprietary to LSI Logic. If LSI Logic terminated our relationship, we would be required to redesign our WebICs to make them compatible with the manufacturing process of a new supplier and to develop or license additional technology. We estimate that this process could take as long as 12 months and cost $4.0 million or more. Furthermore, we would lose significant revenue opportunities while working to achieve volume production with a new vendor. We do not have supply contracts with LSI Logic or other sole source vendors. In the event of a reduction or interruption of supply of any such components, a period of 12 months or longer could pass before we would begin receiving adequate supplies from alternative suppliers, if at all, and our business would be harmed. It is possible that our sources may not be available for us or be in a position to satisfy our production requirements at acceptable prices and on a timely basis, if at all.

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

   A relatively small number of our OEM and reseller customers has accounted for a significant portion of our net sales. In the three month and nine month periods ended March 31, 2000, no individual customer accounted for 10% or more of net sales. In fiscal 1999, sales to 3Com accounted for 14% of net sales, sales to IBM accounted for 10% of net sales and sales to Hewlett-Packard accounted for 10% of net sales. If any of our large customers stop or delay purchases, our revenue and profitability may be adversely affected. For example, over the last three fiscal years, sales to Sun Microsystems have decreased significantly from 49% of net sales in fiscal 1997, to 42% of net sales in fiscal 1998, and to 6% of net sales in fiscal 1999. We expect that revenues from a relatively small number of our OEM and reseller customers will continue to account for a significant portion of our net sales. Accordingly, unless and until we diversify and expand our customer base, our future success will depend upon the timing and size of future purchase orders, if any, from our largest customers and, in particular:

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

   We have experienced rapid growth and expansion since our inception.
From June 30, 1998 to March 31, 2000, we increased the number of our employees from 85 to 292. This growth has placed, and will continue to place, a significant strain on our management and information systems and operational and financial resources. To manage our growth effectively, we must continue to improve our operational, financial and management controls. Although we believe that our management and information systems are adequate for the next 12 months, depending on the volume of our sales, we may have to replace or enhance our management and information systems sooner than anticipated. We expect that the cost of implementing these new systems would be approximately $2.0 million. If we have to implement modifications sooner than we expected, we will incur substantial additional expense earlier than anticipated. If we fail to scale our management systems to accommodate our growth, our operating results would be adversely impacted and our business would be harmed.

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

   Our ability to grow will depend in part on the expansion of international operations and sales, which are likely to continue to be a significant portion of our net sales. Sales to customers outside of the United States accounted for approximately 29% of our net sales in fiscal 1998, 25% of our net sales in fiscal 1999 and 37% of our net sales in the nine months ended March 31, 2000. Conducting business internationally involves many risks, including:

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



Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company maintains an investment portfolio consisting mainly of income securities with an average maturity of less than one year. The market value of this portfolio was $59.1 million at March 31, 2000. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. Because the Company believes that it has the ability to hold its fixed income investments until maturity, the Company would not expect its operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on its securities portfolio. The Company does not hedge any interest rate or foreign exchange exposures.

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

                                    Alteon WebSystems, Inc.
                                    (Registrant)


Dated:  May 10, 2000                By:  /s/  James G. Burke
      --------------------              ---------------------
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