Form 10-K405
period 2000-06-30
ALTEON WEBSYSTEMS INC
filed 2000-08-15
CIK 1089925

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C.

                               ----------------

                                   FORM 10-K

            [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Year Ended June 30, 2000                  Commission File No. 000-27247

                                      OR

          [_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from       to

                               ----------------

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

       Securities registered pursuant to Section 12(b) of the Act: NONE

                               ----------------

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [X]

   The aggregate market value of the Registrant's common stock held by non-affiliates on July 31, 2000 was $4,942,763,348 based upon the last sales price reported for such date.

   As of July 31, 2000, 43,237,876 shares of the Registrant's common stock were outstanding.

   The Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders (the "Proxy Statement") is incorporated by reference in Part III of this Form 10-K to the extent stated herein. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as a part hereof.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                            ALTEON WEBSYSTEMS, INC.

                                   Form 10-K

                        For the Year Ended June 30, 2000

                               Table of Contents

                                                                           Page
                                                                           ----

                                     Part I

 Item 1.  Business......................................................     1


 Item 2.  Properties....................................................    17


 Item 3.  Legal Proceedings.............................................    17


 Item 4.  Submission of Matters to a Vote of Security Holders...........    17


                                    Part II

 Item 5.  Market for Registrant's Common Stock and Related Stockholder
          Matters.......................................................    20


 Item 6.  Selected Financial Data.......................................    21


 Item 7.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................    23


 Item 7A. Quantitative and Qualitative Disclosure about Market Risk.....    39


 Item 8.  Financial Statements and Supplementary Data...................    40


 Item 9.  Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure......................................    58

                                    Part III

 Item 10. Directors and Executive Officers of Alteon WebSystems, Inc....    59


 Item 11. Executive Compensation........................................    59


 Item 12. Security Ownership of Certain Beneficial Owners and
          Management....................................................    59


 Item 13. Certain Relationships and Related Transactions................    59

                                    Part IV

 Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-
          K.............................................................    59

 Signatures..............................................................   62

   This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements as a result of certain factors, including those set forth in Item 7 and those described elsewhere in this report. Alteon assumes no obligation to update any forward-looking statements.

                                    PART I

ITEM 1. Business

   Alteon WebSystems, Inc. (referred to herein as "Alteon WebSystems," "we," "our," or "Alteon") is a leading provider of next generation Internet infrastructure solutions that are designed to enable e-businesses to meet the demands resulting from the rapid growth of the Internet. Our Web data center products, which include switches, server adapters and software, are optimized to meet the specific challenges of managing Web traffic and provide the high performance and availability of leading networking infrastructure solutions. We refer to this combination of capabilities as Web-working. Our solutions are designed to increase the performance, availability, scalability, manageability and control of Web servers and Web data center infrastructure. We provide our Web-working solutions to e-commerce companies, Web portals, content publishers, Web hosting companies, Internet service providers, server vendors and enterprises.

   On July 28, 2000, Nortel Networks Corporation and Alteon signed a definitive merger agreement for Nortel Networks Corporation (Nortel Networks) to acquire Alteon in a stock-for-stock transaction. For additional information please see "--Proposed Acquisition of Alteon Websystems by Nortel Networks."

Background

   The Internet, a vast network of interconnected public and private data networks, has emerged as an important communications and commerce medium for consumers and enterprises. International Data Corporation, or IDC, an industry research firm, estimates that the number of users of the Internet will increase from 142 million in 1998 to 502 million by the end of 2003. With the emergence of faster access technologies such as digital subscriber line, cable modems and wireless access devices, the speed and flexibility with which users are accessing the Internet are also increasing. Furthermore, the advent of the World Wide Web has facilitated the transmission of new, more complex content types, such as graphics, audio and video, significantly expanding the capabilities of the Internet. As a result, a growing number of companies are building business models around the Internet and developing mission-critical business applications. These "e-businesses" include:

  . e-commerce companies, which sell goods or services over the Web;

  . Web portals, which are frequently used starting points for Web browsing;

  . content publishers, which are Web sites providing information to consumers or business users;

  . Web hosting companies, which house and manage Web sites for other companies;

  . Internet service providers, or ISPs, which largely operate the Internet access and transport networks; and

  . enterprises, such as corporations and universities.

   E-businesses rely on the Web to communicate with customers and suppliers, access and share business information, engage in marketing activities, provide Web-based services and conduct e-commerce transactions. IDC projects that worldwide e-commerce revenue will grow from $50.3 billion in 1998 to $1.3 trillion in 2003.

 Increasing Demands on Web Servers

   The growing use of the Internet as a medium for commerce and mission-critical business applications is placing a significant processing burden on the computer servers, called Web servers, that function as the main repositories of e-business applications and information. As businesses increasingly depend on the Web to conduct operations, Web server availability and performance are becoming vital for generating revenue and communicating with customers and vendors. For example, delayed Web server response times may encourage frustrated customers to pursue business with an on-line competitor or drive them away indefinitely, particularly if the customer has a time-sensitive request. A survey by Jupiter Communications, an industry research firm, showed that 32% of users who have trouble accessing a Web site stop using it. In almost all cases, the availability and performance of Web servers and the quality of a customer's Web site experience directly impact revenue generation capacity for an e-business.

   At the same time, the amount of Web application traffic that servers are required to process is increasing as a result of the growth in the number of e-businesses. Web application traffic involves the exchange of multiple packets of related data associated with a single transaction, often from multiple servers. We refer to these exchanges as "Web sessions." Examples of Web sessions include a user filling a "shopping cart" at an e-commerce site or a business verifying the status of an order from a vendor. The effective management of Web session traffic is extremely complex and can consume a substantial portion of a Web server's processing power.

   In response to the rapid growth and greater complexity of Internet traffic and the increasingly mission-critical nature of Web applications, e-businesses are buying Web servers at an increasing rate. IDC estimates that corporate spending on Internet servers will increase from $1.6 billion in 1998 to $5.9 billion in 2002. In addition, to facilitate the increase or "scaling" of Web server capacity, e-businesses are dividing applications among multiple function-specific servers to identify and isolate server bottlenecks more easily and add additional server resources without disrupting the entire application. E-businesses are also building redundant groups of Web servers, called server farms, in multiple locations in an attempt to minimize downtime. The need to quickly and cost-effectively scale applications across multiple servers and server farms without affecting users has created significant operational and economic challenges for e-businesses. Furthermore, the growing number of Web servers, along with the additional infrastructure equipment required to interconnect these servers, has increased the complexity of Web data centers and is presenting significant management challenges. The inability of an e-business to manage Web data centers effectively can result in disappointed customers and lost revenues.

 Limitations of Existing Infrastructure Equipment

   The rapid growth in Web session traffic and the increase in the complexity of Web data centers are creating a need for advanced Internet traffic management solutions. Traditional networking equipment, consisting of devices known as switches and routers, generally lacks the capability to manage Web session traffic effectively. The routers and switches that largely comprise the Internet communications infrastructure today process traffic at the Internet Protocol, or IP, layer of the Open System Interconnect, or OSI, reference model, a model used to characterize communications between computers. The IP layer is also known as Layer 3. In Layer 3 communications, data is processed in individual, discrete packets. Each data packet on its own does not carry information about the status of a Web session or information regarding the specific type of content requested from a Web server by a user. To direct traffic on the basis of Web session information, a device must be able to combine related packets and process information contained at Layers 4 and above in the OSI reference model, which we refer to as the Web session layers. To permit the management of Web session traffic and to improve the manageability and scalability of Web server farms, e-businesses are implementing new Internet traffic management appliances that are capable of operating at Web session layers. These Internet traffic management appliances include:

  . Local server load balancers, which group a number of Web servers at the same location into a large virtual server, monitor the status and usage, or "load," on the actual servers and direct user requests to the best performing and most available server;

  . Global server load balancers, which enable geographic distribution of Web servers and content to speed the access to information by determining the geographical location of a requesting user and directing the user's request to the best performing, most available and closest server farm that contains the requested information;

  . Bandwidth managers, which improve the performance, reliability and effective capacity of a Web server farm by classifying, prioritizing and controlling server traffic based on application type, user identity, destination Web site, content type and other characteristics; and

  . Non-server load balancers, which provide load balancing for "in-line devices," or devices that are located directly in the traffic path between users and Web servers. Examples of in-line devices commonly used in a Web data center include firewalls and transparent caches. Firewalls filter and pre-process traffic entering and exiting a network to enforce security. Transparent caches store copies of previously requested information from remote Web servers, transparently intercept user requests to the Internet and fulfill the requests with locally-stored information to reduce wide area network usage and to accelerate user response time.

   While these existing Internet traffic management appliances are capable of performing Web session management functions, they are typically built on PC-based platforms and commercial operating systems that generally lack the combination of performance capabilities, high availability and scalability required to support mission-critical Web data centers. These Internet traffic management appliances rely principally upon a centralized processor, such as a PowerPC or an Intel Pentium, to perform Web session management functions. As Web traffic increases in volume and complexity, the performance of centralized processor-based appliances generally declines. Most existing appliances are single-function devices that do not integrate multiple functions, such as local and global load balancing, into a single device. This lack of integration adds to the complexity and management challenges of Web data centers.

 New Requirements of the Web Data Center

   As e-businesses attempt to scale their Web server infrastructure to accommodate the growth in Web session traffic, improving the reliability and performance of Web data centers is driving a new set of requirements for Internet infrastructure solutions. These solutions should offer:

     High Speed Packet and Web Session Switching. Because Web data centers increasingly have a multi-tiered, application-specific server structure, infrastructure equipment must support traffic not only between Web servers and end users but also among servers within the Web data center and between Web data centers. In addition, the increasing amount of Internet traffic and, in particular, the increasing amount of bandwidth-intensive audio and video traffic are driving the need for high-speed connectivity within the Web data center. Increasingly, Web data center infrastructure solutions must be capable of supporting multiple Fast Ethernet, or 100 megabits per second, and Gigabit Ethernet, or 1,000 megabits per second, connections. Ethernet is the predominant data transmission technology for local area networks. Next generation Web data center infrastructure solutions must be able to manage data packets and Web sessions at these high data transmission speeds.

     Scalability and Manageability. Next generation Web data center infrastructure solutions should be scalable and upgradable within the rapidly growing Web data center environment with minimal downtime and administrative complexity. Given the rapid growth in Internet applications and the emergence of new content types, next generation Web data center infrastructure solutions must meet today's performance requirements while providing an architecture that can be managed easily and expanded cost-effectively as a business grows.

     High Availability. To support the increasing mission-criticality of e-business applications, next generation Web data center infrastructure solutions must be designed to ensure high system uptime for the Web data center. This includes redundancy and automatic recovery, known as "failover," in the event of an outage at the application, content, server, server link, switch or network level. Furthermore, these solutions should ensure Web data center availability upon the failure of an in-line device, such as a firewall or cache.

     Bandwidth and Traffic Control. E-businesses increasingly want to apportion and manage bandwidth based on a range of criteria, including Web site, application type, content type, time sensitivity and user identity. The ability to control the allocation and usage of bandwidth and to optimize the usage of network and system resources through traffic redirection helps to ensure that critical applications and key users are assigned the proper resources.

     Cost Effectiveness. Next generation Web data center infrastructure solutions should reduce operating costs by simplifying the provisioning and management of Web data center services. These solutions should also provide Web data center administrators with the ability to relocate, remove and add servers and other infrastructure equipment without service disruption. In addition, e-businesses increasingly seek to capture statistics and accounting data to protect and generate revenue by offering preferential services and verifying service levels.

   To date, networking infrastructure equipment has primarily addressed speed and performance requirements. On the other hand, although existing PC-based Web traffic management appliances have the intelligence to manage Web sessions, they often lack the performance, scalability and reliability required for mission-critical Web data centers. Accordingly, to meet the requirements of their Web data centers, e-businesses increasingly need solutions that integrate the intelligence of Web session management capabilities with the speed and resiliency of leading networking equipment.

The Alteon WebSystems Solution

   We provide next generation Internet infrastructure solutions that are designed to increase the performance, availability, scalability, manageability and control of Web servers and Web data centers. Our Web data center products include Gigabit Ethernet switches, server adapters and software that combine intelligent Web session management with the high performance and availability of leading networking infrastructure solutions. We refer to this combination of capabilities as Web-working.

   We provide our Web-working solutions to e-commerce companies, Web portals, content publishers, Web hosting companies, Internet service providers, server vendors and enterprises. Our Web data center switches, which we call Web switches, integrate multiple high-performance Web-working services with greater performance and cost-effectiveness than using a combination of traditional switches and stand alone or single function Internet traffic management appliances. Greater integration can improve our customers' responsiveness to Web users by reducing delay, removing multiple points of potential system failure and simplifying management of the Web data center. It also can reduce the overall capital costs associated with building, maintaining and growing a Web data center. Our server adapters provide Gigabit Ethernet connectivity to servers and can increase their access speed while off-loading server processing tasks. Our switch and adapter architectures are scalable to accommodate a customer's growth. We believe that these features are crucial to e-businesses operating Web data centers today and will become increasingly important in the future.

   Our Web-working solutions are based on our core software and hardware technologies:

   Web OS. All of our Web switches can support our Web OS, a suite of Web traffic control software for e-businesses. Web OS allows Web data center administrators to deploy Web OS features in any combination and to enable new features as new requirements arise. Web OS is designed to offer the following features:

  . Local server load balancing;

  . Global server load balancing;

  . Policy-based traffic redirection, which enables cache, firewall and router load balancing;

  . High availability configurations;

  . Server security; and

  . Bandwidth management.

   Distributed Processing Architecture Using WebICs. Our Web switches implement a distributed processing architecture that is optimized for processing-intensive Web session management. We have developed application specific integrated circuits, or ASICs, which have been designed specifically to address the requirements of the Web data center. Our ASICs, which we call WebICs, are deployed in our Web switches in a distributed architecture with a WebIC at each port or port group, providing dedicated processing capacity. Our current Web switches can support a session switching rate of approximately 74,000 sessions per second on a Fast Ethernet port, which we believe is the maximum session rate possible, or "wire speed," for Fast Ethernet. Our WebICs are also programmable, providing the flexibility to integrate new Web traffic management capabilities through software upgrades.

   The key benefits of our solutions are:

     High-Speed, Web Intelligent Switching. Our Web OS and Web switches combine Fast Ethernet and Gigabit Ethernet connectivity with both Layer 3 data packet forwarding and high-performance Web session switching to provide a broad set of Web traffic control capabilities. By integrating multiple Web traffic management functions into a single platform, our solutions are designed to reduce the delay created by multiple, single-function appliances located in the data path. Our Alteon 700 Series of Web switches, like our other families of Web switches, offers robust Web session switching capabilities based on Web OS. In addition, the Alteon 700 Series of Web switches is designed to offer wire speed Web session management across all Fast Ethernet and Gigabit Ethernet ports.

     Rapid and Efficient Scalability. Our Web OS software is designed to let e-businesses scale their Web data center infrastructure as their businesses expand. With Web OS, e-businesses can add Web traffic management functions on an as-needed basis through a software upgrade. In addition, our Web switches are scalable in performance, port density and feature support. Our distributed architecture, which includes a WebIC on every port or port group, is designed to allow the capacity of our Web switches to be increased rapidly and cost-effectively simply by adding more ports.

     System-Level High Availability. Local and global server load balancing capabilities enable our Web switches to monitor the status and performance of each server, server farm and server site and to redirect traffic to alternate servers and Web data centers in the event of a system failure or server overload. All of our Web switches feature automatic failover to redundant switches upon failure. Unlike two port Internet traffic management appliances, our switches support multiple input and output connections, referred to as "full-meshed topology," with redundant network links.

     Increased Flexibility and Control. Our Web switches give Web data center administrators the ability to select and direct traffic flexibly and transparently through a designated network path or to a specific device or device group based on a defined set of policies, regardless of the original traffic destination. This feature, known as policy-based traffic redirection, helps Web data center administrators optimize network and server resources. In addition, our bandwidth management software product is designed to allow Web data center administrators to allocate and prioritize bandwidth to control resource usage.

     Cost Effectiveness. We believe that our Web data center solutions provide significant cost savings for our customers. Our solutions integrate multiple functions in a single Web switch, reducing capital, management and training costs. In addition, because our Web OS software can be implemented incrementally, Web data center administrators can typically deploy additional services without costly hardware upgrades. Our Web data center infrastructure solutions increase Web server efficiency by offloading processing tasks from servers, thereby allowing them to support more users and applications.

The Alteon WebSystems Strategy

   Our objective is to be the leading supplier of Web-working infrastructure solutions. The key elements of our strategy are:

     Extend Early Market Leadership in the Web-working Market. We pioneered Web-working by shipping the first Web switch in February 1998. Our focus on providing purpose-built infrastructure solutions optimized for managing traffic in the Web data center has enabled us to gain a large share of the early Web switching market. According to the Dell'Oro Group, a market research company, Alteon achieved a leading position in the Web switching market with 49.6% of the worldwide Web switching revenue and 80% of the Gigabit Ethernet Web switching market in 1999. We intend to leverage our early market leadership through rapid product expansion and new product introductions. We began customer shipments of our newest family of Web switches, the Alteon 700 Series, in March 2000. The Alteon 700

  Series is designed to extend our Web switching performance leadership. Based on product simulations, we believe it will have the ability to process up to 12,000,000 sessions per second per switch, which we believe would be the highest session switching rate in the industry among products shipping today. We believe this capacity, when combined with port density of up to 128 Fast Ethernet or 32 Gigabit Ethernet ports, will allow us to provide our customers with a cost-effective and easily-manageable upgrade path as their Web data centers grow. Additionally, we introduced a companion platform to our industry leading Web switches, the Alteon Integrated Service Director (iSD), that will allow us to extend our Web product offerings into the market for Web infrastructure application software. The first two products based on the iSD platform, the iSD-SSL Accelerator and the iSD-Akamaizer, are planned for customer release before the end of calendar year 2000.

     Leverage our Web-working Technology Leadership. We offer customers a rich set of value-added Web traffic control functions based on our ability to manage traffic at the Web session layers in parallel on every port. By integrating these functions on a single platform, we believe that our solutions offer higher performance and are more scalable and cost-effective than existing Web traffic management appliances that use standard processors and commercial operating systems. We intend to leverage Web OS and our distributed WebIC architecture to integrate many new traffic control features in our products. We believe that our ability to provide enhanced features using a common platform offers a significant competitive advantage. As an example of our technical leadership, we developed a specification for extending the standard Ethernet frame size to improve the performance of high-speed systems. This technology, known as Jumbo Frames, is supported by Compaq, IBM, Microsoft Corporation, Silicon Graphics, Inc. and other server suppliers. We co-authored a proposal for this capability with UUNET, Juniper Networks Inc. and Alcatel and submitted it in June 1999 to the Internet Engineering Task Force with the objective of making it an industry standard.

     Build Relationships with Key Companies in the Internet Marketplace. We intend to complement our direct sales force with a broader set of Internet-focused resellers, system integrators and Web service outsourcing leaders. In June 1999, we entered into an agreement with Lucent Technologies Inc. (Lucent) under which Lucent has the ability to include Alteon Web switches in its carrier network offerings from the InterNetworking System unit. Under this agreement, Lucent can resell our Web switches as part of the "Integrated IP Solutions for Service Providers" program. In May 2000, we expanded the Lucent relationship by announcing that Lucent will sell our Web switching products through an original equipment manufacturer (OEM) relationship using the Lucent label on our products. Our open platform technology program, or Web-Enabled Business Solutions, known as W.E.B.S., was formed to facilitate cooperation among suppliers of products for Web data centers, which is an important component of our distribution and technology integration strategy. Current members of W.E.B.S. include Internet infrastructure providers such as CacheFlow, Inc., Check Point Software Technologies Ltd., Hewlett-Packard Company, Inktomi Corporation, Network Appliance, Inc., Novell Inc., Digital Island, Inc. and Akamai Technologies, Inc. In June 2000, we announced a joint technology and marketing agreement with Akamai Technologies, Inc., which provided the basis for our iSD-Akamaizer. We believe that these relationships provide an important competitive advantage by helping us to anticipate industry trends and supply compatible solutions to joint customers.

     Increase Penetration of Leading E-businesses. We are focusing our near-term sales and marketing initiatives on leading e-commerce companies, Web portals, content publishers, Web hosting companies, application service providers, Internet service providers, content distribution network providers and enterprises. Similar to the way universities led the adoption of router backbones, we believe that these early adopters of Internet technologies will lead the way to widespread adoption of Web-working infrastructure solutions.

     Expand our Supplier Relationships with Leading Server Manufacturers. We believe our ACEnic Gigabit Ethernet server adapter products have helped us establish close relationships with a majority of the leading server vendors. These OEM customers provide us with valuable insights into Web server and Web data center application trends and technologies. Because our Web switches and server vendors' hardware and software offerings target a common environment, the Web data center, we should mutually benefit from increased cooperation in marketing, distribution, service and joint technology development. We plan to broaden our distribution and service relationships with leading server vendors to include not only our ACEnic server adapters but also our Web switch and Web OS products.

     Enhance Customer Service and Support. We believe that our ability to provide high-quality customer service and support is a key factor in attracting and retaining customers. Prior to the installation of our Internet traffic management solutions, our systems engineering team works with customers to analyze and understand their specific network needs. Our worldwide technical support team provides remote support through a full time, or "24x7," help desk and assists our customers with online queries and software upgrades. In addition, we provide consulting services to our customers. We intend to enhance our existing sales and customer service efforts by expanding our system engineering and customer support service organizations on a worldwide basis. Given the increasingly mission-critical nature of our customers' Web data centers, we believe our ability to provide differentiated service and support is a competitive advantage.

Technologies

   All of our Web switches are built on a technology core that consists of our Web OS traffic management software, our distributed processing architecture and our family of WebICs. This technology core forms the basis of our advanced Web switch and Gigabit Ethernet server adapter products, which are designed to optimize Web data center performance, scalability, availability and manageability.

 Web OS Software

   Our Web switches run Web OS, a suite of Web traffic management software. Web OS features are designed to offload processing from Web servers, scale Web servers and applications, monitor and control bandwidth resources and increase the availability, manageability and control of Web data center infrastructures. In addition to offering a variety of Web traffic management features, Web OS allows our Web switches to communicate with, and be dynamically controlled by, external servers and network management devices. This enables customers with unique traffic management requirements to customize Web OS operations to meet their specific needs. Web OS is easily expandable, allowing customers to purchase and enable additional Web traffic management features as they become available through the use of a simple software key. Existing customers may acquire the key for these new software upgrades directly through software licenses.

 Distributed Processing Architecture

   Our distributed processing architecture is the key to our scalable, high-performance and cost-effective solutions for Web data center traffic management. The distributed network processor architecture used in our Web switch products is specifically designed for processing-intensive Web traffic management. With two reduced instruction set computing, or RISC, processors located on every port or port group on the switch, the processing tasks for Web sessions are distributed across multiple RISC processors for parallel operations. This not only increases Web session throughput, but also reduces delay as the processing queues are shortened with parallel processing. In May 2000, we began shipping Virtual Matrix Architecture (VMA) software in connection with our Web switches. VMA further enables Web OS to use all the embedded processors within our Web switches, regardless of switch configuration, maximizing processing performance and memory utilization efficiency. With VMA, our Web switches support wire speed session switching rates on the Fast Ethernet ports while taking advantage of the significant processing capacity provided by our distributed architecture. This allows future Web traffic management features to be added with minimal performance impact.

 Proprietary WebICs

   Each port on our ACEdirector and ACEswitch 180 Series Web switches has a dedicated WebIC, our purpose-built ASIC, that consists of a hardware-assisted forwarding engine and two RISC processors. Two additional centralized RISC processors provide support for switch-wide management functions. On each port, the WebIC forwarding engine handles hardware-assisted packet forwarding, and the two RISC processors handle

Web traffic management functions, such as load balancing and traffic redirection, in addition to traditional Layer 3 packet forwarding. Background processing tasks, including Simple Network Management Protocol, or SNMP, routing updates, server monitoring and global server site performance updates, are provided separately by the two centralized management RISC processors. In our current generation of Web switches, up to ten WebICs are interconnected, which permits up to 20 RISC processors to be cost-effectively implemented in a single Web switch. We believe that this could enable our current generation of Web switches to process up to 296,000 sessions per second and that the performance and scalability enabled by the integration of RISC processors into our WebICs significantly differentiates our Web traffic management products.

   Our Alteon 700 Series is designed to improve on our current generation of Web switches by integrating a new one million gate WebIC. This new WebIC also has two RISC processors that exclusively support service-specific features. The WebIC implements traditional Ethernet and Layer 3 packet switching, as well as processing-intensive Web session layer functions, directly in hardware rather than handling them in software within the RISC processors. For example, in implementing server load balancing, only Web session setup, which consists of selecting the best server based on the user-configured load balancing algorithm, is performed by the RISC processors. Once the server is identified, all packets in the same Web session are switched to the selected server using hardware only, bypassing the RISC processors. This means that the two RISC processors have significant excess capacity, permitting the addition of new capabilities in the future. This new WebIC is also capable of extracting information embedded in the data portion of packets, a capability known as Web content parsing, which allows processing- intensive features such as the following to be implemented with minimal performance impact:

  . URL-based load balancing, which is the ability to redirect Web sessions to servers based on the uniform resource locator, otherwise known as a URL, or Web address;

  . SSL session-identifier load balancing, which is the ability to load balance SSL sessions to specific Web servers based on the session identifiers embedded in the secure sockets layer, or SSL, a popular protocol. SSL is used for e-commerce data encryption; and

  . cookie load balancing, which is the ability to direct Web sessions to servers based on a unique Web user identifier, referred to as a cookie. Cookies are widely used by portals and e-commerce sites to offer differentiated personal services.

   As e-commerce applications embed more and more user-specific information in a Web session, we believe that high-speed Web content parsing will become increasingly important. Our new WebIC also implements traffic-prioritization support in hardware, while granular bandwidth management tasks such as usage metering and bandwidth control are implemented in the two RISC processors. The Alteon 714 allows up to 34 of our new WebICs to be interconnected, which is designed to enable data throughput rates of up to 12,000,000 Web sessions per second.

   Our current-generation WebIC is also used across our ACEnic Gigabit Ethernet server adapter line. The two embedded RISC processors are used to implement many intelligent server offload functions. Our WebIC allows our ACEnic to be highly effective in reducing host central processing unit, or CPU, utilization. This frees up Web server processing cycles for applications. This capability has resulted in this product being chosen by many high-end server vendors, including Dell, IBM, Compaq, Hewlett-Packard, Network Appliance and EMC Corporation, as part of their networking solutions.

Products

 Web OS Software

   Web OS offers a rich set of features that can be implemented as needed, providing Web data center administrators control of Web data center traffic without sacrificing performance. Web OS includes local server load balancing, policy-based traffic redirection, high availability configurations, and server security services as well as a full complement of Web switch management capabilities. Web OS was introduced in February 1998 and is implemented on our ACEdirector Series, and Alteon 180 Series and the new Alteon 700 Series of Web switches.

   Local Server Load Balancing. This feature allows network administrators to transparently distribute Web session traffic across a group of physical servers at the same location, thereby creating one large virtual server. This allows Web data center administrators to scale Web application performance by simply aggregating more servers, with no changes required to the application or to the user's configuration. By continuously monitoring server, application and content status and server load, this function ensures that traffic is sent to the best-performing servers. For each Web session request received, a Web switch running Web OS identifies the desired application and the target server group based on information in the headers of the session request and, if appropriate, the URL, SSL session identifiers or cookie embedded in the session request. Web OS identifies the best server within the target server group to handle each Web session using one of its load balancing algorithms. Web OS can also interface with external programs running on a server or a management device to dynamically change its server selection method.

   Policy-based Traffic Redirection. This feature allows Web data center administrators to use powerful filtering capabilities available in Web OS to intercept traffic based on a variety of Web session attributes and redirect the traffic to a designated Web server or server farm. Filters can be configured based on source and destination IP address or Web session addresses. When traffic is redirected to a server farm, a Web switch running our Web OS software automatically performs load balancing across the server farm. The following are examples of policy-based traffic redirection:

  . Web Cache Redirection. This feature enables the use of transparent Web caches without placing them in the data path. A Web switch running Web OS can be configured to redirect outgoing Web traffic to a cache or cache farm. By analyzing Web requests based on the embedded URL, Web OS further improves cache server efficiency by only redirecting to the cache requests for cacheable objects from cacheable sites. When a Web switch is instructed to redirect traffic to a cache farm, the switch employs an algorithm to load balance Web requests across the individual caches while maximizing cache hits. Cache servers are continually monitored and requests are forwarded either to a backup cache or directly to the Internet upon a cache failure or overload.

  . Firewall and Router Load Balancing. Web data center administrators can also use redirection filters to extend the scalability and availability benefits of server load balancing to in-line packet processing devices, such as firewalls and routers, thereby increasing overall Web data center throughput. For instance, application redirection enables a firewall or router in standby mode to become fully active and available to process its share of traffic with no software or hardware change. This feature not only increases Web data center performance but also increases a customer's return on invested capital, because these devices would otherwise be inactive until failures occur in the primary firewall or router.

   High Availability. We have designed all Web OS services to enable ongoing service in the event of any Web data center infrastructure failure involving a firewall, cache, server, application, content or even an entire server farm or network failure. In addition, redundant Web switches running Web OS can be deployed in an "active-active" configuration with multiple "peer" switches sharing Web session processing load. Upon detection of a peer switch failure, the healthy switches automatically assume the failed switch's load to prevent service outage. Additionally, Web switches support full-meshed topologies, eliminating system-wide single points of failure that can occur with standalone, two-port Internet traffic management devices.

   Server Security. This feature automatically protects Web servers against unwanted intrusion by discarding illegitimate sessions. This function also supports access control filtering and generic network address translation to allow implementation of private Internet addresses.

 Bandwidth Management Software

   This software product provides users with the capability to meter, control and account for bandwidth use for traffic entering and leaving Web servers. Because our Web switches are designed to connect servers, they are positioned to meter server input and output and to control bandwidth usage. This feature also allows e-businesses to record a variety of traffic statistics for accounting, service level agreement reporting and capacity planning.

 Global Server Load Balancing (GSLB) Software

   The global server load balancing software product allows content and servers to be distributed to locations around the world and directs user requests to the best locations based on Web server and Web data center performance, proximity to the client and Web server response time. If a Web data center has suddenly failed or is overloaded, requests are redirected to the next best location to help ensure application availability. Each Web switch participating in global server load balancing monitors the status, response time and performance of all the other load balancing locations and exchanges its measurements with the Web switches in those locations. With a complete and global view of each location's status and performance, the Web switch running Web OS directs requests to locations near each requesting user in proportion to their available capacity. As a result, the best performing locations receive more connection requests than other locations, in proportion to their ability to handle additional requests. This is designed to optimize response times and provide consistent user performance.

 Web Switches

   ACEdirector Series. Our ACEdirector product line represents our first series of stackable, fixed configuration Web switches. Based on our WebIC technology and distributed processing architecture, the ACEdirector Series supports Ethernet and Layer 3 switching and most Web OS Internet traffic control features. The ACEdirector Series includes the ACEdirector 2, ACEdirector 3 and ACEdirector 4 products. The ACEdirector 4 and ACEdirector 3 each support increasingly more memory than the ACEdirector 2, enabling expanded network configurations. All three products offer eight Fast Ethernet ports, with the ACEdirector 3 and ACEdirector 4 supporting one additional Gigabit Ethernet port. We began shipping our ACEdirector product line in April 1998.

   Cache Director. Our Cache Director is a Web traffic management appliance designed to provide single-function, policy-based traffic redirection, at an entry-level price. The Cache Director incorporates the same WebIC technology as our ACEdirector Series and is based on the same distributed processing architecture as all of our Web switches. We have shipped this product since December 1998.

   Alteon 180 Series. Like our ACEdirector series, our Alteon 180 Series is stackable, fixed-configuration Web switches. The Alteon 180 Series consists of the Alteon 180, Alteon 180e and Alteon 184, which support Ethernet and Layer 3 switching and are configured with Web OS functions to enable advanced Web traffic management features. As with the ACE Director Series, the Alteon 180e and 184 support increasingly more memory. The Alteon 180 Series supports nine Gigabit Ethernet ports, eight of which provide a Fast Ethernet option and automatically select the appropriate speed based on the connection. We have shipped Alteon 180 Series products since February 1998.

   Alteon 700 Series. Our Alteon 700 Series represents our most advanced offering of Web switches and was developed using our next-generation WebIC technology. In July 1999, we began customer testing of our Alteon 700 Series and we began customer shipments of these switches in March 2000. Like our existing families of Web switches, the Alteon 700 Series offers robust Web session switching capabilities using our suite of Web OS software products. In addition, with the advanced processing capabilities of our new generation WebIC, the Alteon 700 Series of Web switches enables high performance Web session management for a large number of switch ports, an important capability for rapidly growing e-business Web data center implementations. The Alteon 700 Series is comprised of the Alteon 708 and the Alteon 714. The Alteon 708 can support up to 64 Fast Ethernet or 16 Gigabit Ethernet ports in flexible combinations while the Alteon 714 can support up to 128 Fast Ethernet or 32 Gigabit Ethernet ports. Both the Alteon 708 and the Alteon 714 are housed in modular switch chassises, providing multiple slots for mixed connectivity. The Alteon 700 Series is designed to offer wire speed packet and session switching throughput in all Fast and Gigabit Ethernet ports. All removable components are interchangeable between the 708 and 714 products, enhancing our customers' flexibility and ability to leverage their existing infrastructure investment. The Alteon 708 offers physical redundancy, including power supplies and management modules, while the Alteon 714 also offers redundant core semiconductor interconnections. Both switches can support all Web OS functions.

   Integrated Service Director Series. The Integrated Service Director (iSD) is a new line of Web optimization tools designed to work in conjunction with Alteon's entire line of Fast and Gigabit Ethernet Web switches. The iSD is a service delivery platform that supports a variety of value-added applications. These products intelligently speed application and content delivery by offloading compute-intensive functions from servers. The iSD product line is expected to begin general shipment before the end of calendar year 2000.

   Alteon has announced two products in the iSD line: the iSD-SSL Accelerator and the iSD-Akamaizer. The iSD-SSL Accelerator, which is currently being tested by our customers, increases the speed of secure e-Commerce transactions by offloading Secure Sockets Layer (SSL) processing, such as the encryption/decryption of traffic as well as secure key exchange processing, from local servers. The iSD-Akamaizer automates the process of manipulating Web content for use on Akamai's global content delivery network--a process known as "Akamaizing". Currently this process is performed manually or through the use of software scripts that consume valuable host processing power on Web servers or caches.

   The following table summarizes the features and performance capabilities of our Web switches:

                                Cache      ACEdirector  ACEswitch 180
                              Director        2/3/4       180e/184        Alteon 708         Alteon 714

-----------------------------------------------------------------------------------------------------------
  Maximum Configurations    8 Fast        8 Fast        8 selectable  Up to 64 Fast      Up to 128 Fast
                            Ethernet      Ethernet;     10/100/1000   Ethernet or        Ethernet or
                                          ACEdirector   Ethernet plus 16 Gigabit         32 Gigabit
                                          3/4 also      1 Gig         Ethernet           Ethernet
                                          supports      Ethernet
                                          1 Gig         uplink
                                          Ethernet
                                          uplink

-----------------------------------------------------------------------------------------------------------
  Web Session Switching     Yes           Yes           Yes           Yes                Yes

-----------------------------------------------------------------------------------------------------------
  Sessions per Second per   74,000        74,000        74,000        74,000             74,000
  Port (approximate)                                                  (Fast Ethernet)    (Fast Ethernet)
                                                                      372,000            372,000
                                                                      (Gigabit Ethernet) (Gigabit Ethernet)

-----------------------------------------------------------------------------------------------------------
  Sessions per Second per   296,000       296,000       296,000       6,000,000          12,000,000
  Switch (approximate)

-----------------------------------------------------------------------------------------------------------
  Modularity                Stackable     Stackable     Stackable     Modular            Modular
                            Fixed         Fixed         Fixed         4 input/output     8 input/output
                            configuration configuration configuration slots for mixed    slots for mixed
                                                                      connectivity       connectivity

-----------------------------------------------------------------------------------------------------------
  Physical Redundancy       None          None          None          Physical           Physical
                                                                      redundancy,        redundancy,
                                                                      including power    including power
                                                                      supplies and       supplies and
                                                                      management modules management modules
                                                                                         and redundant core
                                                                                         semiconductor
                                                                                         interconnectivity

-----------------------------------------------------------------------------------------------------------
  Fabric Capacity           8 Gbps        8 Gbps        8 Gbps        90 Gbps            180 Gbps

-----------------------------------------------------------------------------------------------------------
  Per Port List Price       Fast          Fast          Fast and      Fast Ethernet:     Fast Ethernet:
  Range of Fully-           Ethernet:     Ethernet:     Gigabit       $387--$583         $350--$545
  Configured System (U.S.)  $687          $1,375--      Ethernet:     Gig Ethernet:      Gig Ethernet:
                                          $2,375 Gig    $1,667--      $2,149--$2,930     $2,042--$2,824
                                          Ethernet:     $3,333
                                          $2,000


   The session per second per port performance for the Alteon 708 and Alteon 714 are design objectives that have been verified through design simulation.

   The session per second per switch performance is based on internal testing and extrapolation of port performance data.

 ACEnic Gigabit Ethernet Server Adapters

   We shipped the industry's first Gigabit Ethernet server adapter, the Alteon ACEnic, in July 1997. In 1998, according to IDC, Alteon was the market share leader with ACEnics garnering 47% of the Gigabit Ethernet adapter market.

   The key design principle of the ACEnic is to offload processing from the server CPU onto the ACEnic server adapter to free up server central processing unit, or CPU, capacity for application processing. Our ACEnic features a WebIC with two built-in RISC processors that enables it to offload network processing from the server, provide downloadable updates and support value-added feature enhancements.

   We believe our ACEnic server adapters are among the best performing in the industry. Industry-leading server performance results have been publicized by a number of companies using our ACEnic server adapters. For example, Microsoft has stated that it has demonstrated 920 Mbps throughput on a single-CPU Pentium II Xeon server (400MHz), and IBM has announced 989 Mbps throughput for an RS/6000 platform using our ACEnic server adapter.

   The ACEnic is currently available for Peripheral Component Interconnect, or PCI bus, and Sun bus, or Sbus, with software drivers available for leading operating systems such as Microsoft NT 4.0 and Windows 2000, Sun Solaris and Solaris x86, Linux and FreeBSD. A number of our OEMs have written drivers for many other operating environments, including:

  . AIX, OS/400 and OS/390 from IBM;

  . Tru64, NT (Alpha) and OpenVMS from Compaq;

  . IRIX from SGI; and

  . Mac OS from Apple Computer, Inc.

   We believe that the breadth of operating systems that we support and the software drivers written by our server and other OEM partners will continue to be a strong asset as Gigabit Ethernet is increasingly deployed in volume during the next few years.

   Our ACEnic server adapters support Ethernet frame sizes above the standard 1,500 bytes, known as Jumbo Frames. Jumbo Frames is an optional performance extension to Ethernet that we propose to Gigabit Ethernet solution providers. Using larger frame sizes during large block transfers minimizes consumption of server processing capacity. In publicly-conducted performance tests, Jumbo Frames has been shown to significantly increase server throughput. Importantly, among the top 33 SPECweb96 Web server performance results published in April 1999, 10 of them were achieved by Web servers connected with Alteon ACEnics and Alteon 180 switches running Jumbo Frames. SPECweb96 is an industry software benchmark designed to measure a system's ability to act as a World Wide Web server for static pages. For this reason, almost all of our ACEnic OEM partners have implemented Jumbo Frame support in their drivers.

Customers

   Our customers consist of e-commerce companies, Web portals, content publishers, Web hosting companies, Internet service providers, server vendors and enterprises. We sell our Gigabit Ethernet server adapters primarily to original equipment manufacturers, or OEMs.

   In fiscal 2000, no individual customer accounted for 10% or more of our net sales. In fiscal 1999, sales to 3Com accounted for 14% of net sales, sales to IBM accounted for 10% of net sales and sales to Hewlett-Packard accounted for 10% of net sales. In fiscal 1998, sales to Sun Microsystems accounted for 42%, sales to Fuji Xerox accounted for 14%, and sales to 3Com accounted for 10% of net sales. We expect that revenues from a relatively small number of customers will continue to account for a significant portion of revenues. Unless and until we diversify and expand our customer base, our future success will significantly depend upon the timing and size of future purchase orders from our largest customers.

   Sales to customers outside of the United States accounted for approximately 41% in fiscal 2000, 25% in fiscal 1999, and 29% in fiscal 1998.

Research and Development

   To be successful, we must continue to enhance and build on our WebIC and Web OS technologies and to develop competitive new products. We have assembled a team of highly experienced hardware, software and test engineers and system architects. Our engineering team possesses expertise in the areas of high performance server connectivity, high performance, highly-integrated ASIC and system design and internetworking.

   We take an aggressive, team-oriented approach to product development, with hardware and software engineers working together with product marketing personnel to combine high performance with rapid time-to-market, which we believe are critical to maintaining a leadership position in the Web-working market. Our product development efforts focus on:

  . defining product features;

  . developing product specifications and architecture;

  . implementing design;

  . performing extensive design verification and testing; and

  . initiating field-testing.

   As of June 30, 2000, the Company had 90 full-time employees engaged in research and development. Expenditures for research and development in 2000, 1999, and 1998 were approximately $22.8 million, $10.0 million, and $8.8 million respectively. In addition, Pharsalia Technologies, Inc. (Pharsalia), a software development company we acquired on July 17, 2000, employs approximately 30 engineers in Roswell, Georgia.

   Our industry is characterized by very rapid technological change, frequent new product introductions and enhancements, changes in customer demands and evolving industry standards. Our existing products will be rendered less competitive or obsolete if we fail to introduce new products or product enhancements that anticipate the features and functionality that customers demand or insure that our products interoperate with current and emerging networking technologies. In the past, we have lost customers to competitors because we were not able to respond to their requests for additional features in a timely fashion. As exemplified by our acquisition of Pharsalia, our strategy is to continue to make strategic investments and acquisitions for technology.

Marketing, Sales and Customer Support

   We sell our products through our direct sales force, OEMs and resellers. In the United States we sell our products both directly, as well as through resellers and OEMs, and internationally we sell our products primarily through resellers. We are actively establishing new sales channels and increasing our direct sales force, both domestically and internationally. Our direct sales teams typically consist of a sales representative covering specific geographic regions and a systems engineer. Our systems engineers provide technical support and implementation expertise during the evaluation process. We expect to continue to increase the number of direct sales personnel in order to support and develop leads for our indirect distribution channels and increase the direct sale of our products. This expansion will significantly increase personnel costs and related expenditures. Sales personnel will not be productive immediately and we cannot assure you that costs of this expansion will not exceed the revenues generated by the sales personnel.

   To achieve broader and more geographically dispersed distribution of our products, we expect to increase our reliance on OEMs and resellers. For example, in June 1999, we signed an agreement with Lucent under which Lucent has the non-exclusive right to integrate and resell Alteon Web switches with their solution offerings in their "Integrated IP Solutions for Service Providers" program. In May 2000, we extended our agreement with Lucent into an OEM arrangement whereby Lucent will private-label our stackable Web switches. Lucent is not obligated to resell our products under this agreement. We cannot assure you that our existing OEM and reseller customers will market our products effectively or continue to devote the resources necessary to provide us with effective sales, marketing and technical support. Furthermore, current OEM customers have developed, or may be developing, competitive products, or may have pre-existing relationships with our current or potential competitors which may reduce their efforts in selling our products. We may also be unable to retain current or future OEM customers. Generally, OEM relationships can be terminated with little or no notice. If our relationship with any current or future OEM customers is terminated by either party, we may not be successful in replacing the customer on a timely basis, or at all, with another suitable OEM.

   We sell our Web switches and our Web OS primarily through our direct sales force and resellers to e-businesses, including e-commerce companies, Web portals, content publishers, Web hosting companies, Internet service providers, server vendors and enterprises. We sell our server adapters primarily to OEMs. We believe that our customers evaluate our products primarily on the basis of performance, features, manageability and speed of delivery.

   We believe that alliances with vendors of complementary technologies are important in our rapidly evolving market. As a result, we have established our W.E.B.S. program, which has three components: product interoperation/integration, joint marketing and joint sales. Through this program, we attempt to offer our customers more complete, integrated Web data center solutions. W.E.B.S. members include Internet infrastructure providers such as CacheFlow, Check Point Software Technologies, Hewlett-Packard, Inktomi, Network Appliance, Novell, Digital Island and Akamai Technologies. Alliances such as W.E.B.S. and our relationship with Lucent help us to expand our sales effort, penetrate new accounts, and ensure interoperability with industry leading products and compliance with industry standards.

   Once our products are sold to end users, our system engineering team continues to work to address the evolving needs of their networks. We assist our OEMs and resellers in providing support for products they sell. The sales price for all of our products includes a one-year full warranty, and an additional five-year service plan can be purchased separately. Our technical support team provides worldwide support through a help desk and assists our customers with online service updates and software upgrades. We also provide on-site support for critical problem resolution. In addition, we provide a full range of training and consulting services to our customers, including comprehensive network management and performance and capacity analysis to assist in predicting future network requirements. We believe that we have leading customer service and support capabilities and we plan to continue to invest in this area in the future.

Manufacturing

   Our manufacturing operations consist primarily of prototype development and quality control. We outsource substantially all of the manufacturing and testing of our hardware platforms to a contract manufacturer, Celestica Thailand Limited (Celestica), on a turn-key basis. We purchase custom components and certain other high-value or scarce components from third party suppliers and deliver those components to Celestica on a consignment basis for assembly in our hardware platforms. We design and direct Celestica's manufacturing processes with the goal of ensuring compliance with our quality standards and cost improvement initiatives. Our reliance on a single independent manufacturer involves a number of risks, including the potential absence of adequate manufacturing capacity and reduced control over delivery schedules, manufacturing yields and costs. As our relationship with Celestica continues to develop, manufacturing yields or product performance could be adversely affected due to difficulties associated with adapting our technology and product design to Celestica's process technology and design rules. In addition, Celestica is not obligated to supply products to us for any specific period, in any specific quantity or at a specific price, except as may be provided in a particular purchase order. If Celestica is unable or unwilling to continue manufacturing our components in required volumes, we will have to identify acceptable alternative manufacturers, which could take in excess of six months.

   We purchase several key product components that are contained in our products from only one source and alternative sources for these components are either not currently available or are difficult to develop. The inability to obtain sufficient quantities of these components may result in delays or reductions in product shipments, which would harm our business. For example, the only manufacturer for our WebICs is LSI Logic (LSI). The process used to manufacture our WebICs is proprietary to LSI. We do not have a supply agreement with LSI. If LSI terminated our relationship, we would be required to redesign our WebICs to make them compatible with the manufacturing process of a new supplier. We estimate that this process could take as long as 12 months and cost $4.0 million or more.

   In order to maintain our competitive edge, we plan to focus our manufacturing efforts on:

  . new product introduction;

  . building prototypes of new products;

  . ensuring that products are designed for low cost;

  . ensuring that product design and manufacturing processes yield high quality;

  . process design;

  . constant yield improvement;

  . failure analysis of field and factory failures;

  . constant cost reduction;

  . ensuring a very high level of customer satisfaction; and

  . aggressively managing overhead and component costs to an absolute minimum.

Competition

   We compete in the highly competitive, next generation Internet infrastructure market. We expect competition to intensify in the future. We believe our ability to compete successfully in this market will be driven primarily by the reliability, performance and distinctive features of our products and by the quality of our customer service. We compete with large telecommunications and networking companies including Cisco Systems Inc. (Cisco). We expect that, over time, Cisco, and other large telecommunications companies with significant resources, technical expertise, market experience, customer relationships and broad product lines, will introduce new products which are designed to compete more effectively in this market. For example, Cisco has announced plans to incorporate an Internet traffic management component into their existing Local Area Network (LAN) switches. Cisco has also acquired a competitor of ours, ArrowPoint Communications, to broaden their Web switching offerings. These product offerings compete directly with our products. In addition, if Cisco or other large telecommunications companies form alliances with, or acquire companies offering competing Web traffic management products, even if those products do not have capabilities comparable to our products, they would be significant competitors and their activities could cause us to reduce our prices. In addition, a number of other private and public companies offer products designed to address the same problems which our products address. Some of these companies offer products focused on a particular function, such as bandwidth management or load balancing. With respect to a particular function, these products may be superior to ours.

   In order to compete successfully in this emerging market, we need to:

  . continuously improve our time-to-market with new features and capabilities, thus reducing the risk of one traffic management function being made obsolete or less competitive and maintaining a significant barrier to entry;

  . commercialize product features that take advantage of the Web session layers hardware switching and switching-assist capabilities in our next generation WebIC; and

  . build relationships with networking equipment providers that lack
    Internet traffic management solutions.

Intellectual Property and Licenses

   Our success is dependent upon our ability to develop and protect our proprietary technology and intellectual proprietary rights. We rely primarily on a combination of contractual provisions, confidentiality procedures, trade secrets, and patent, copyright and trademark laws to accomplish these goals.

   We have seven U.S. patent applications pending. It is possible that the patents that we have applied for, if issued, or our potential future patents may be successfully challenged or that no patents will be issued from our patent applications. It is also possible that we may not develop proprietary products or technologies that are patentable, that any patent issued to us may not provide us with any competitive advantages, or that the patents of others will harm our ability to do business.

   We seek to avoid disclosure of our trade secrets, including but not limited to, requiring employees, customers and others with access to our proprietary information to execute confidentiality agreements with us and restricting access to our source code. We also seek to protect our software, documentation and other written materials under trade secret and copyright laws. Despite our efforts to protect our proprietary rights, existing laws and our contractual arrangements provide only limited protection. Unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Monitoring unauthorized use of our products is difficult and we cannot be certain that the steps we have taken will prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. Expensive litigation may be necessary in the future to enforce our intellectual property rights. Our failure to enforce and protect our intellectual property rights could harm our business.

   We incorporate technology that is licensed from several third parties into our products. These licenses are either perpetual or are for technologies for which alternative sources are generally available. In addition, our WebICs are manufactured using technology owned by LSI. If we lost access to this LSI technology, we would be required to re-design our products and develop or license additional technology.

   We expect that we will be subject to infringement claims as the number of products and competitors in our markets grows and the functionality of products overlaps. In August 1999, we received a letter from Resonate, Inc. alleging that some of our products infringe one of its patents. We do not believe that any of our current products infringe Resonate's patent. In July 2000, we received a letter from IBM claiming that certain products may require a license under certain IBM patents. If these claims, or any similar claims we may receive in the future, cannot be resolved through a license or similar arrangement, we could become a party to litigation. The results of any litigation matter are inherently uncertain. In the event of an adverse result in any litigation with third parties that could arise in the future, we could be required to pay substantial damages, including treble damages if we are held to have willfully infringed, to cease the manufacture, use and sale of infringing products, to expend significant resources to develop non-infringing technology, or to obtain licenses to the infringing technology. In addition, lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management time and attention. Any intellectual property dispute also could damage our business by causing us to do one or more of the following:

  . stop selling, incorporating or using our products that use the challenged intellectual property;

  . attempt to obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms, or at all; or

  . redesign those products that use the relevant technology.

Employees

   As of June 30, 2000, we employed 420 employees. Of the total number of full-time employees, 90 were in research and development, 270 were in sales and marketing and business development and 60 were in operations and administration. Our employees do not have any collective bargaining agreement, and we have never experienced a work stoppage. We believe our employee relations are good.

Proposed Acquisition of Alteon WebSystems by Nortel Networks

   On July 28, 2000, Nortel Networks Corporation and Alteon signed a definitive merger agreement for Nortel Networks to acquire Alteon in a stock-for-stock transaction. Under the agreement, Nortel Networks will issue 1.83148 common shares of Nortel Networks for each share of our common stock. The boards of directors of both companies have approved the transaction. The merger, which is subject to customary regulatory approvals and Alteon stockholders' approval is expected to close in the second quarter of our fiscal 2001. For additional information for risks associated with the acquisition of Alteon by Nortel Networks please see "Factors that May Affect Future Results--Risks Relating to the Proposed Acquisition of Alteon WebSystems by Nortel Networks."

Acquisition of Pharsalia by Alteon

   On July 17, 2000, we acquired Pharsalia for approximately $221 million in a stock-for-stock transaction. We issued an aggregate of approximately 1.4 million shares of Alteon common stock for all outstanding shares of Pharsalia common stock, and assumed all outstanding Pharsalia options. Pharsalia develops Internet infrastructure software products that allow companies to expand their web presence through enhanced content delivery. Pharsalia's products are expected to run on our iSD series.

ITEM 2. Properties

   Our corporate headquarters are located in San Jose, California, under a lease that expires in 2003, but which may be renewed for an additional five years. We occupy approximately 48,000 square feet in this facility and sublease approximately 30,000 square feet under a sublease that expires in 2002. We recently signed a lease for a new 360,000 square foot corporate campus in San Jose, California. The new campus is expected to be ready for occupancy by July 2001. The lease expires in 2010. We lease two other facilities approximately 30,000 square feet which expire in 2001. We also lease office space in Georgia, Virginia, Florida, and in Australia, China, Hong Kong, Japan, Korea, Singapore, Taiwan, and United Kingdom for our sales and service personnel. We believe that we will need to obtain additional space in the near future and that this additional space can be obtained on commercially reasonable terms.

ITEM 3. Legal Proceedings

   From time to time we are a party to certain litigation or legal claims. Management has reviewed all pending legal matters and believes that the resolution of such matters will not have a significant adverse effect on our financial position or results of operations.

ITEM 4. Submission of Matters to a Vote of Security Holders

   None.

Executive Officers of the Registrant

   The following table lists the names, ages and positions held with the Registrant of all executive officers of the Registrant as of July 31, 2000. There are no family relationships between any director or executive officer and any other director or executive officer of the Registrant. Executive officers serve at the discretion of the Board of Directors.

           Name             Age                     Position
           ----             ---                     --------
Dominic P. Orr.............  49 Chief Executive Officer, President, and Chairman


Joe T. Booker..............  59 Chief Operating Officer, Vice President of
                                Operations and Director


Selina Y. Lo...............  40 Vice President of Marketing and Product
                                Management


James G. Burke.............  57 Chief Financial Officer and Secretary


Barton M. Burstein.........  47 Vice President of Business Development


Anthony Narducci...........  55 Vice President of Worldwide Sales


Shirish S. Sathaye.........  39 Vice President of Technology


Prabhat Mishra.............  44 Vice President of Engineering


Atul Bhatnagar.............  43 Vice President of Advanced Products

   Dominic P. Orr has served as our Chairman of the Board since August 1999, as our Chief Executive Officer and President and as a member of our board of directors since November 1996. From April 1994 to October 1996, Mr. Orr served as Senior Vice President at Bay Networks, Inc., a computer-networking company. From December 1982 to March 1994, Mr. Orr held various positions at Hewlett Packard Company, a computer and office equipment company, including Director of Marketing and Product Operations in Asia Pacific for its computer systems organization. Mr. Orr holds a B.S. in Physics from the City University of New York, an M.S. in Theoretical Physics and a Ph.D. in Neurophysiology from the California Institute of Technology.

   Joe T. Booker has served as our Chief Operating Officer since December 1999, as our Vice President of Operations since February 1997 and as a member of our board of directors since September 1997. From August 1994 to February 1997, Mr. Booker served as Vice President and General Manager of the Commercial Business Unit at Bay Networks, Inc., a computer-networking company.

   Selina Y. Lo has served as our Vice President of Marketing and Product Management since September 1996. In 1993, Ms. Lo co-founded Centillion Networks, Inc., a networking company that was acquired by Bay Networks, Inc. in May 1995, and served as Vice President of Product Management and Marketing from May 1995 to July 1996. Prior to Centillion, Ms. Lo served in a variety of product marketing, engineering and sales positions with Network Equipment Technologies, Inc., a networking company and Hewlett Packard Company, a computer and office equipment company. Ms. Lo holds a B.A. in Computer Science from the University of California at Berkeley.

   James G. Burke has served as our Chief Financial Officer and Secretary since October 1998. From April 1997 to October 1998, Mr. Burke worked as an independent consultant. From October 1992 to April 1997, Mr. Burke served as Vice President of Finance and Administration, Chief Financial Officer and Secretary of C-Cube Microsystems, Inc., a semiconductor company. Mr. Burke holds a B.S.E.E. and B.N.S. from the University of Wisconsin and an M.B.A. from Harvard University Graduate School of Business Administration.

   Barton M. Burstein has served as our Vice President of Business Development since August 1998 and has worked at Alteon since January 1997. From January 1995 to January 1997, Mr. Burstein worked at Bay Networks in a variety of positions, including Director of Advanced Technology Sales/ICON. From 1985 to 1994, Mr. Burstein worked at UB Networks, Inc., a networking company, in a variety of positions, including Director of Latin America and Asia Sales. Mr. Burstein holds a B.A. from Antioch College and a Masters in Computer Science from the University of Michigan.

   Anthony Narducci has served as our Vice President of Worldwide Sales since November 1998. From October 1997 to October 1998, Mr. Narducci served as Vice President of Sales for Shomiti Systems, Inc. a networking company. From 1994 to 1997, Mr. Narducci served as Vice President, North American Business Unit at Network Equipment Technologies, Inc., a networking company. Mr. Narducci holds a B.S. in Management from Lehigh University.

   Shirish S. Sathaye has served as our Vice President of Technology since March 2000. From May 1997 to March 2000, Mr. Sathaye served as our Vice President of Engineering. From June 1994 to May 1997, Mr. Sathaye worked at FORE Systems, Inc., a networking company, in a variety of positions, including Product Group Director. From June 1986 to May 1994, Mr. Sathaye worked at Digital Equipment Corporation, a computer company, in a variety of positions, including Principal Engineer. He has published several technical papers, and has numerous patents issued and pending on high-speed network design and performance analysis. Mr. Sathaye holds a Ph.D. in Computer Engineering from Carnegie Mellon University.

   Prabhat Mishra has served as our Vice President of Engineering since March 2000. From September 1999 to March 2000 Mr. Mishra served as Vice President of Engineering at Resilience Corporation where he directed development of Internet and e-Commerce server products. From November 1998 to September 1999, Mr. Mishra was the Director of Engineering at Tri-Path Technology where he worked on advanced chips for audio systems, wireless communications and high-speed networking devices. From March 1987 to November 1998, Mr. Mishra worked at Sun Microsystems in a variety of positions, including Senior Director of Engineering. Mr. Mishra holds a M.S.E.E. from Virginia Polytechnic Institute and a B.S.E.E. from Indian Institute of Technology at Kanpur.

   Atul Bhatnagar has served as our Vice President of Advanced Products since May 2000. From May 1985 to May 2000, Mr. Bhatnagar worked at Hewlett-Packard Company in a variety of management positions. Mr. Bhatnagar holds a M.S.E.E. from the University of New Mexico and a B.S.E.E. from the Birla Institute of Technology and Sciences, Pilani, India.

                                    PART II

ITEM 5. Market for Registrant's Common Stock and Related Stockholder Matters

   Our common stock has been included for quotation on the Nasdaq National Market under the Nasdaq symbol "ATON" since our initial public offering in September 1999. The following table sets forth, for the periods indicated, the high and low sales price for our common stock on such market.

                                                                 High     Low
                                                               -------- -------
     Fiscal year 2000:
       First Quarter.......................................... $122.500 $44.500
       Second Quarter.........................................  138.000  64.000
       Third Quarter..........................................  129.000  66.875
       Fourth Quarter.........................................  100.125  41.000
     Fiscal year 2001:
       July 1, 2000 through August 1, 2000....................  160.563  91.000

   At June 30, 2000, we had 406 holders of record of our common stock and 41,622,464 shares outstanding.

   On September 29, 1999, we commenced our initial public offering (the "IPO"). In the IPO, we sold an aggregate of 4.6 million shares of common stock (including an over-allotment option of 600,000 shares) at a price of $19.00 per share. Offering proceeds to Alteon, net of underwriting discount and aggregate expenses of approximately $7.8 million, were approximately $79.6 million. Simultaneously with the closing of the initial public offering, all 13,790,494, shares of Alteon's outstanding preferred stock were converted into 20,685,724 shares of common stock at a conversion rate of 1.5-to-1. As of June 30, 2000, all of the proceeds from our initial public offering had been used for working capital purposes.

   On January 31, 2000, we completed the sale of 5 million shares of our common stock at a price of $103.50 per share. Of the shares that were offered, 1,250,000 shares were sold by Alteon and 3,750,000 shares were sold by our stockholders. The related over-allotment option was exercised by the underwriters on February 25, 2000 at which time we sold an additional 285,506 shares, and our stockholders sold an additional 214,494 shares. Offering proceeds to Alteon, net of underwriting discount and aggregate expenses of approximately $8.7 million, were approximately $150.2 million.

   The market price of our common stock has fluctuated significantly since our initial public offering in September 1999. The market price of the common stock could be subject to significant fluctuations in the future based on factors such as announcements of new products by us or our competitors, quarterly fluctuations in Alteon's financial results or other Internet telecom equipment companies' financial results, changes in analysts' estimates of our financial performance, general conditions in the networking industries, conditions in the financial markets and general conditions in the global economy. In addition, the stock market in general has experienced extreme price and volume fluctuations, which have particularly affected the market prices for many high technology companies and have often been unrelated to the operating performance of the specific companies.

Dividend Policy

   We have never declared or paid cash dividends on our capital stock. We currently anticipate that we will retain all available funds for use in our business and do not anticipate paying any cash dividends in the foreseeable future. In addition, our loan and security agreement with Silicon Valley Bank prohibits us from paying dividends.

ITEM 6. Selected Financial Data

   The following selected consolidated financial data has been derived from the audited consolidated financial statements. The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

                                                                 Mar. 18, 1996
                                 Years Ended June 30,             (inception)
                          -------------------------------------       to
                            2000      1999      1998     1997    June 30, 1996
                          --------  --------  --------  -------  -------------
                              (In thousands, except per share amounts)
Statement of Operations
 Data:
Net sales................ $109,582  $ 26,254  $ 13,572  $   178     $   --
Cost of sales............   40,083    13,385     7,893      637         --
                          --------  --------  --------  -------     ------
  Gross profit (loss)....   69,499    12,869     5,679     (459)        --
                          --------  --------  --------  -------     ------
Operating expenses:
  Sales and marketing....   49,291    13,061     6,485    1,921         19
  Research and
   development...........   22,792    10,004     8,816    4,782        176
  General and
   administrative........    7,010     2,538     1,505      744         98
  Stock compensation to
   consultants...........    7,687        --        --       --         --
                          --------  --------  --------  -------     ------
    Total operating
     expenses............   86,780    25,603    16,806    7,447        293
                          --------  --------  --------  -------     ------
Loss from operations.....  (17,281)  (12,734)  (11,127)  (7,906)      (293)
Interest income
 (expense), net..........    8,041       264       322      122         20
                          --------  --------  --------  -------     ------
Loss before income
 taxes...................   (9,240)  (12,470)  (10,805)  (7,784)      (273)
Income tax expense.......      413        73         1        1          1
                          --------  --------  --------  -------     ------
Net loss................. $ (9,653) $(12,543) $(10,806) $(7,785)    $ (274)
                          ========  ========  ========  =======     ======
Basic and diluted loss
 per common share (1).... $  (0.32) $  (1.65) $  (2.18) $ (5.15)    $(0.48)
                          ========  ========  ========  =======     ======
Basic and diluted shares
 used in computation
 (1).....................   30,565     7,610     4,951    1,511        569
                          ========  ========  ========  =======     ======

                                                   As of June 30,
                                       ---------------------------------------
                                         2000    1999    1998    1997    1996
                                       -------- ------- ------- ------- ------
Balance Sheet Data:
Cash, equivalents and short-term
 investments.......................... $232,988 $29,766 $ 9,047 $14,242 $3,830
Working capital.......................  236,355  25,488   9,843  12,892  3,592
Total assets..........................  307,025  40,621  19,542  16,443  3,996
Long-term obligations, net of current
 portion..............................    1,427   1,919   1,371     700     --
Total stockholders' equity............  260,272  27,449  11,228  13,782  3,757

--------
(1) See note 1 of notes to consolidated financial statements for an explanation of the computation of net loss per share.

Quarterly Results of Operations (Unaudited)

   The following table depicts statement of operations data for the most recent eight quarters. You should read the following table in conjunction with the consolidated financial statements and related notes in this Form 10-K. In our opinion, this unaudited information has been prepared on the same basis as our consolidated financial statements and includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the unaudited quarterly results. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                     Quarter Ended
                          ---------------------------------------------------------------------------
                          June 30,  Mar 31,  Dec 31,  Sept 30,  June 30,  Mar 31,   Dec 31,  Sept 30,
                            2000     2000     1999      1999      1999     1999      1998      1998
                          --------  -------  -------  --------  --------  -------   -------  --------
                                (In thousands, except per share and percentage amounts)
Net sales...............  $51,488   $28,229  $17,115  $ 12,750  $ 7,866   $ 6,702   $ 6,559  $ 5,127
Cost of sales...........   17,697    10,366    6,573     5,447    4,004     3,157     3,675    2,549
                          -------   -------  -------  --------  -------   -------   -------  -------
 Gross profit...........   33,791    17,863   10,542     7,303    3,862     3,545     2,884    2,578
Operating expenses:
 Sales and marketing....   20,597    13,311    8,563     6,820    4,127     3,346     3,072    2,516
 Research and
  development...........    7,183     6,158    5,462     3,989    2,918     2,280     2,641    2,165
 General and
  administrative........    2,137     1,946    1,644     1,283      725       690       631      492
 Stock compensation to
  consultants...........       49        --       --     7,638       --        --        --       --
                          -------   -------  -------  --------  -------   -------   -------  -------
 Total operating
  expenses..............   29,966    21,415   15,669    19,730    7,770     6,316     6,344    5,173
                          -------   -------  -------  --------  -------   -------   -------  -------
Income (loss) from
 operations.............    3,825    (3,552)  (5,127)  (12,427)  (3,908)   (2,771)   (3,460)  (2,595)
Interest income
 (expense), net.........    3,806     2,508    1,396       331       75        33        91       65
                          -------   -------  -------  --------  -------   -------   -------  -------
Income (loss) before
 income taxes...........    7,631    (1,044)  (3,731)  (12,096)  (3,833)   (2,738)   (3,369)  (2,530)
Income tax expense......      184        --      189        40       73        --        --       --
                          -------   -------  -------  --------  -------   -------   -------  -------
Net income (loss).......  $ 7,447   $(1,044) $(3,920) $(12,136) $(3,906)  $(2,738)  $(3,369) $(2,530)
                          =======   =======  =======  ========  =======   =======   =======  =======
Basic income (loss) per
 share..................  $  0.19   $ (0.03) $ (0.11) $  (1.20) $ (0.45)  $ (0.35). $ (0.46) $ (0.39)
                          =======   =======  =======  ========  =======   =======   =======  =======
Basic shares used in
 computation............   39,082    37,575   35,509    10,095    8,697     7,892     7,312    6,540
                          =======   =======  =======  ========  =======   =======   =======  =======
Diluted income (loss)
 per share..............  $  0.16   $ (0.03) $ (0.11) $  (1.20) $ (0.45)  $ (0.35)  $ (0.46) $ (0.39)
                          =======   =======  =======  ========  =======   =======   =======  =======
Diluted shares used in
 computation............   45,388    37,575   35,509    10,095    8,697     7,892     7,312    6,540
                          =======   =======  =======  ========  =======   =======   =======  =======
Gross margin
 percentage.............     65.6%     63.3%    61.6%     57.3%    49.1%     52.9%     44.0%    50.3%
                          =======   =======  =======  ========  =======   =======   =======  =======

ITEM 7. Management's Discussion And Analysis of Financial Condition And Results Of Operations

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

   We derive revenues primarily from direct product sales and sales to original equipment manufacturers, or OEMs, and resellers. Revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable, and collectibility is reasonable assured. Revenues are generally recognized upon product shipment. Revenues are recorded net of sales returns and allowances which are calculated based on actual historical and expected results. We also record a provision at the time we recognize revenue primarily for warranty costs. No revenue is recognized on products shipped on a trial basis. We recognize service contract revenue ratably over the respective service period, which is generally one year. Service revenue has not been significant to date.

   We market our products through our direct sales force, OEMs and resellers. We sell our products both directly and through resellers and OEMs in the United States, and we sell our products internationally primarily through resellers. A majority of our sales to date have been to customers located in the United States. In the fiscal year ended June 30, 2000, 1999 and 1998, sales in the United States accounted for approximately 59%, 75% and 71% of net sales, respectively. We expect sales in the United States to continue to account for the majority of our revenues.

   A small number of our OEM and reseller customers account for a significant portion of our revenues. OEM and reseller customers represent an increasing source of revenues. In fiscal 2000, no individual customer accounted for 10% or more of net sales. In fiscal 1999, sales to 3Com accounted for 14% of net sales, sales to IBM accounted for 10% of net sales and sales to Hewlett-Packard accounted for 10% of net sales. In fiscal 1998, sales to Sun Microsystems accounted for 42%, sales to Fuji Xerox accounted for 14%, and sales to 3Com accounted for 10% of net sales.

   We have a limited operating history, which makes it difficult to predict future operating results. We believe our success requires expanding our customer base and successfully introducing next generation products, including the Alteon 700 Series of Web switches and the Alteon iSD product line. We intend to continue to invest significantly in sales, marketing and research and development for the foreseeable future. Our operating expenses are relatively fixed and are based on anticipated revenue trends, and therefore a delay in revenues from product sales could cause significant variation in operating results and result in unforeseen losses. Competition in our market is intense and may result in price reductions and loss of market share. Delays in anticipated sales past the end of a quarter may harm our results of operations for that quarter. Our operating results will be affected by many factors, including the following:

  . changes in the mix of products we sell;

  . the timing of the on-going release of our Alteon 700 Series of Web switches, as well as other product enhancements or new products, and our ability to manage product transitions;

  . deferrals of customer orders in anticipation of product enhancements or new products;

  . announcement or market acceptance of product enhancements or new products offered by our competitors;

  . the length and variability of our sales cycle;

  . the mix of channels through which we sell our products;

  . the timing and amount of orders from our OEM and reseller customers; and

  . general economic conditions and economic conditions specific to the Internet traffic management industry.

   As a result, we believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as an indicator of our future performance. Our operating results will likely be below the expectations of public market analysts and investors in some future quarter or quarters. If this occurs, the price of our common stock is likely to decline.

Results of Operations

   The following table sets forth certain operating data as a percentage of net revenues for the years ended June 30, 2000, 1999, and 1998:

                                   Years Ended June
                                          30
                                   ---------------------
                                   2000    1999    1998
                                   -----   -----   -----
     Net sales...................  100.0%  100.0%  100.0%
     Cost of sales...............   36.6    51.0    58.2
                                   -----   -----   -----
       Gross margin..............   63.4    49.0    41.8
     Operating expenses
       Sales and marketing.......   45.0    49.7    47.7
       Research and development..   20.8    38.1    65.0
       General and
        administrative...........    6.4     9.7    11.1
       Stock compensation to
        consultants..............    7.0     0.0     0.0
                                   -----   -----   -----
         Total operating
          expenses...............   79.2    97.5   123.8
                                   -----   -----   -----
     Loss from operations........  (15.8)  (48.5)  (82.0)
     Interest income (expense),
      net........................    7.3     1.0     2.4
                                   -----   -----   -----
     Loss before income taxes....   (8.5)  (47.5)  (79.6)
     Income tax expense..........    0.4     0.3     0.0
                                   -----   -----   -----
     Net loss....................   (8.9)% (47.8)% (79.6)%
                                   =====   =====   =====

   Years Ended June 30, 2000 and 1999

   Net Sales. Net sales increased 317% to $109.6 million in fiscal 2000 compared to $26.3 million in fiscal 1999. Sales of our Web switch products represented $80.8 million in fiscal 2000, an increase of $69.2 million from fiscal 1999. Sales of our second generation ACEnic server adapter products in fiscal 2000 were $25.9 million, an increase of $15.2 million from fiscal 1999. International sales accounted for 41% and 25% of net sales in fiscal 2000 and 1999, respectively.

   Cost of Sales. Cost of sales consists primarily of costs related to product components, contract manufacturing and testing, warranty service and quality assurance for products, as well as costs of associated personnel. Gross profit as a percentage of net sales, or gross margin, increased to 63.4% in fiscal 2000 from 49% in fiscal 1999. This increase in gross margin was due primarily to volume of high margin Web switching products.

   Sales and Marketing. Sales and marketing expenses consist primarily of personnel costs, including sales commissions, and product marketing and promotion costs. Sales and marketing expenses increased to $49.3 million in fiscal 2000 from $13.1 million in fiscal 1999. Of the $36.2 million increase, $18.3 million was due to increased personnel costs, including commissions associated with establishing a significant sales force and supporting increased marketing efforts, $8.4 million was due to increased product marketing costs related primarily to our Web switches, $3.9 million was due to travel related expenses, and $2.3 million was due to consulting and other services fees. We expect that sales and marketing expenses will increase as we add personnel to support domestic and international sales efforts.

   Research and Development. Research and development expenses consist primarily of salaries and related costs of employees engaged in research, design and development activities. We have not capitalized any software development costs. These costs are expensed as incurred because we believe our current development process is completed at essentially the same time as we establish technological feasibility. Research and development expenses increased to $22.8 million in fiscal 2000 from $10.0 million in fiscal 1999. Of the $12.8 million increase, $4.9 million was due to increased personnel costs associated with the design and development of products based on our next generation of WebICs, including our Alteon 700 Series of Web switches, $2.8 million was due to increased outside service costs primarily associated with product testing, $2.4 million was due to non-recurring engineering and prototype assembly expenses related to the design and development of these products, and $0.6 million was due to depreciation of equipment. We expect that research and development expenses will increase as we continue to develop new products and product enhancements.

   General and Administrative. General and administrative expenses consist primarily of personnel costs for our administrative and financial groups, as well as legal, accounting and other professional fees. General and administrative expenses increased to $7.0 million in fiscal 2000 from $2.5 million in fiscal 1999. This increase was due to increased personnel costs and professional fees required to support our growth. We expect that general and administrative expenses will increase as we establish the infrastructure to support growing operations.

   Stock Compensation to Consultants. Since inception, we have granted stock options to consultants to provide services over the vesting periods of the options. We incurred a noncash, nonrecurring charge of $7.7 million in fiscal 2000 in connection with changes to the vesting periods of these options. At June 30, 2000, all of these options were vested, and therefore, we will not incur additional charges in connection with these options.

   Interest Income (Expense), Net. Interest income (expense), net consists of interest income from cash and equivalent and short-term investment balances offset by interest expense associated with debt obligations. Interest income (expense), net increased to $8.0 million in fiscal 2000 from $0.3 million in fiscal 1999. This increase was due primarily to higher interest income associated with higher average cash and equivalents and short-term investment balances.

   Income Taxes. The $0.4 million provision for income taxes in fiscal 2000 represents foreign income taxes and state franchise taxes. We have not provided for or paid federal income taxes due to our net losses. As of June 30, 2000, we had available net operating loss carryforwards for federal and state income tax purposes of approximately $52.0 million and $9.6 million. These net operating loss carryforwards will expire at various dates through 2019, if they are not used. Utilization of the net operating loss carryforwards may be subject to annual limitations due to ownership change provisions. Annual limitations may result in the expiration of the net operating losses before they can be utilized. We have recorded a full valuation allowance against our deferred tax asset due to uncertainties surrounding the realization of this asset.

 Years Ended June 30, 1999 and 1998

   Net Sales. Net sales grew to $26.3 million in fiscal 1999 from $13.6 million in fiscal 1998. All of our $26.3 million in net sales in fiscal 1999 were due to sales of our Web data center products. Sales of our second generation ACEnic products in this period represented $10.7 million, an increase of $9.5 million from fiscal 1998. Sales of our ACEdirector product line represented $6.5 million in fiscal 1999, an increase of $6.2 million from fiscal 1998. Sales of our Alteon 180 Series of Web switches represented $5.1 million in fiscal 1999, an increase of $3.5 million from fiscal 1998. Sales of our first generation ACEnic product represented $3.6 million in fiscal 1999, a decrease of $600,000 from fiscal 1998.

   Cost of Sales. Cost of sales increased to $13.4 million in fiscal 1999 from $7.9 million in fiscal 1998. This increase was due primarily to an increase in component and manufacturing costs and warranty reserves associated with increased product sales. Gross margin increased to 49% in fiscal 1999 from 42% in fiscal 1998. This increase in gross margin was due primarily to a change in our product mix to include more Web switches, which generally have higher average gross margins. Decreased manufacturing and testing costs due to an increasing shift toward offshore contract manufacturing and testing functions also contributed to this increase in gross margin. The increase was partially offset by higher inventory reserves. In the fourth quarter of fiscal 1999, we increased the inventory reserves by $796,000. Of this increase, $286,000 was due to a cancellation of an order for customized products, and $510,000 was the result of increased estimates of excess and obsolete inventory.

   Sales and Marketing. Sales and marketing expenses increased to $13.1 million in fiscal 1999 from $6.5 million in fiscal 1998. Of the $6.6 million increase, $2.9 million was due to increased personnel costs, including commissions, associated with establishing a significant domestic sales force and supporting increased marketing efforts, $1.9 million was due to increased product marketing costs related primarily to our Web switches, $1.2 million was due to consulting fees, facility costs and other services fees and $614,000 was due to travel related expenses.

   Research and Development. Research and development expenses increased to $10.0 million in fiscal 1999 from $8.8 million in fiscal 1998. Of the $1.2 million increase, $857,000 was due to increased personnel associated with the design and development of products based on our next generation of WebICs, including our Alteon 700 Series of Web switches and $375,000 was due to the depreciation of equipment related to the design and development of these products.

   General and Administrative. General and administrative expenses increased to $2.5 million in fiscal 1999 from $1.5 million in fiscal 1998. This increase was due to increased personnel costs and professional fees required to support our growth.

   Interest Income (Expense), Net. Interest income (expense), net decreased to $264,000 in fiscal 1999 from $322,000 in fiscal 1998. This decrease was due primarily to higher interest expense associated with an equipment loan that we established in March 1998.

   Income Taxes. The $73,000 provision for income taxes represents foreign income taxes and state maximum franchise taxes. As of June 30, 1999, we had available net operating loss carryforwards for federal and state income tax purposes of approximately $20.5 and $2.1 million. These net operating loss carryforwards will expire at various dates through 2019 if they are not used.

Factors that May Affect Future Results

 Risks Relating to the Proposed Acquisition of Alteon Websystems by Nortel Networks

The announcement of the merger may harm our ability to retain employees and sell our products.

   On July 28, 2000, we executed a merger agreement to be acquired by Nortel Networks. The announcement of the proposed merger may harm our ability to sell our products and services, attract and retain employees and clients, and maintain strategic relationships with third parties, including significant customers and strategic partners. For example, our employees may experience uncertainty about their future role with Nortel Networks' until Nortel Networks' plans are announced or executed.

   Achieving the anticipated benefits of the proposed acquisition of our company by Nortel Networks depends in part upon integrating the two companies' products, services and technologies, research and development activities, sales and marketing, and administrative organizations in an efficient and effective manner. This may not occur. Moreover, the integration process may temporarily divert management attention from our day-to-day business. Failure to successfully accomplish integration could harm the business, financial condition or results of operations of the combined company.

If the Nortel Networks merger is completed, our stockholders will receive a fixed number of common shares of Nortel Networks despite changes in the market value of our common stock or Nortel Networks common shares.

   Under the terms of the merger agreement, each outstanding share of our common stock will be exchanged for 1.83148 common shares of Nortel Networks. Nortel Networks' business differs from our business, and Nortel Networks' results of operations, as well as the price of Nortel Networks common shares, may be affected by factors different than those affecting our results of operations and the price of our common stock before the merger. The exchange ratio of our common stock for Nortel Networks common shares is a fixed number and will not be adjusted in the event of any increase or decrease in the price of Nortel Networks common shares or our common stock, except with respect to stock dividends, splits, and the like, as set forth in the merger agreement. The prices of Nortel Networks common shares and our common stock at the closing of the proposed merger may vary from their respective prices on the date the merger agreement was signed. These prices may vary because of the changes in the business, operations or prospects of Nortel Networks or Alteon, market assessments of the likelihood that the merger will be completed, the timing of the completion of the merger, the prospects of post-merger operations, regulatory considerations, general market and economic conditions as well as other factors.

Our failure to complete the proposed merger with Nortel Networks could harm our stock price and future business and operations.

   The merger is subject to approval by Alteon's stockholders, and we cannot assure you that the merger will be successfully completed. In the event that the merger is not successfully completed, Alteon may be subject to a number of material risks, including the following:

  . failure to complete the merger may seriously harm investors' and analysts' perception of Alteon's underlying business and prospects which could seriously harm our stock price;

  . Alteon may be required to pay Nortel Networks a termination fee of $225 million if the merger agreement is terminated under specified circumstances;

  . the price of Alteon's common stock may decline to the extent that the current market price for its common stock reflects a market assumption that the proposed merger will be completed;

  . costs related to the proposed merger, such as legal, accounting, and financial advisory fees must be paid by Alteon, even if the merger is not completed; and

  . the merger has diverted management attention and resources.

   In addition, in the event that the merger is not completed and our board of directors determines to seek another merger or business combination, it may not be able to find a partner willing to pay an equivalent or more attractive price than that which would have been paid in the merger with Nortel Networks.

 Risks relating to our business

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

   Our quarterly operating results have varied significantly in the past and are likely to vary significantly in the future, which makes it difficult for us to predict our future operating results. We believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as an indicator of our future performance. Delays in anticipated sales past the end of a particular quarter may harm our results of operations for that quarter. Furthermore, we base our decisions regarding our operating expenses on anticipated revenue trends, and our expense levels are relatively fixed. Consequently, if revenue levels fall below our expectations, we may suffer unexpected losses because only a small portion of our expenses varies with our net sales.

   In addition, our customers typically order products only when they have an immediate need and expect prompt delivery. This requires us to manufacture products according to our forecast of customer demand rather than in response to actual customer orders, creating an inventory risk. The customer order pattern limits our visibility and predictability of future results.

   In one or more future quarters, our operating results may be below the expectations of public market analysts and investors. If this occurs, the price of our common stock will probably decline.

We may not meet expectations about our quarterly financial performance, which may cause our stock price to decline.

   Although our net sales have grown in recent quarters, we may not be able to achieve future revenue growth or sustain profitability. Despite growing revenues, we have only been profitable for one quarter ended June 30, 2000. We intend to increase our operating expenses substantially, particularly expenses related to expanding our sales and marketing activities, developing new distribution channels and increasing levels of research and development. If we fail to achieve and sustain significant increases in our quarterly net sales, we may not be able to increase our investment in these areas. In addition, with increased expenses, we will need to generate significant additional revenue to maintain and achieve growth in profitability. If we cannot sustain and achieve growth in profitability, our stock price is likely to decline.

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

   If we fail to complete the launch of our Alteon 700 Series of Web switches into commercial volumes in a timely manner:

  . revenues from our existing products could be inadequate to cover our expenses, including the cost of selling, marketing, developing and manufacturing new products;

  . our brand and reputation will be damaged;

  . our competitors' products could achieve greater market acceptance; and

  . we would lose market share.

If our Alteon 700 Series of Web switches, our gigabit copper server adapters, our Integrated Service Director product line, or other new products or product enhancements fail to achieve customer acceptance, or if we fail to manage any necessary product transition successfully, our business reputation and financial performance would suffer.

   Our industry is characterized by very rapid technological change, frequent new product introductions and enhancements, changes in customer demands and evolving industry standards. Our existing products will be rendered less competitive or obsolete if we fail to introduce new products or product enhancements that anticipate the features and functionality that customers demand or to ensure that they interoperate with current and emerging networking technologies. Our Alteon 700 Series of Web switches was released to customers in March 2000, and we cannot assure you that they will achieve customer acceptance. Our gigabit copper server adapters were released to customers in March 2000 and we cannot assure you that they will achieve customer acceptance. Our Integrated Service Director product line is still under development, and none of the products in this line have been released to customers. The success of our Alteon 700 Series of Web switches, gigabit copper server adapters, Integrated Service Director and other new product introductions will depend on:

  . the ability of our products to meet customer needs and expectations regarding features, performance and robustness;

  . our ability to accurately anticipate industry trends and changes in technology standards; and

  . timely completion and introduction of new product designs and features.

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

   Our products are developed based on the current Internet infrastructure, consisting primarily of routers, switches and a network of hardware and software. Cisco is the leader in developing and marketing equipment and software that form the backbone of this infrastructure. Cisco has a dominant market share in the networking market and an extensive, loyal and entrenched customer base. If Cisco introduced or made an announcement regarding a new technology or product that had the potential to alter the manner in which computing devices communicated with each other over the Internet infrastructure, our products might be rendered less competitive or obsolete.

   In addition, Cisco offers a variety of Internet appliances, Web switches and software that manage Internet traffic volume. We believe that Cisco is providing pricing incentives to certain customers to purchase a complete series of Cisco products. This policy could cause us to lose sales which could harm our business. Cisco has a longer operating history and significantly greater financial, technical, marketing and other resources than we do. Cisco also has broad strategic relationships with server vendors, OEMs, resellers and other software and hardware providers. As a result of these factors, Cisco may be able to respond more quickly to new or emerging technologies and changes in customer requirements than we can.

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

   The networking industry is characterized by continued consolidation. Even if we merge with Nortel Networks, we may not be able to compete successfully in an increasingly consolidated industry. Consolidation in our industry may result in a smaller number of competitors with greater resources and broader product lines, which could force us to reduce the prices of our products or result in a loss of market share. Additionally, because we depend on strategic relationships with third parties in our industry, any consolidation involving these parties could reduce the demand for our products or otherwise harm our business. An example this type of consolidation, is the acquisition of ArrowPoint Communications, Inc. by Cisco.

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

   We compete in a new, rapidly evolving and highly competitive sector of the networking industry. We expect competition to intensify in the future. Increased competition would likely reduce our prices, which would reduce our gross margins. Increased competition also would likely cause us to lose market share. Our principal competitors include:

  . Large telecommunications and networking equipment companies. We face competition from large telecommunications and networking equipment companies such as Cisco. These companies have greater financial resources, longer operating histories, broader customer relationships, greater brand recognition and a broader set of products than we do. Cisco and other large telecommunications companies have announced plans to incorporate an Internet traffic management component into existing switches. Cisco recently completed the acquisition of ArrowPoint Communications, Inc., a provider of Web switches. Because of Cisco's significantly greater financial and technical resources and its large share of the Internet equipment market, Cisco's acquisition of ArrowPoint Communications will present a significant source of competition to our business. We expect that the combined company will represent a substantially stronger competitor than the two separate companies. Furthermore, the potential of other companies to form alliances in the area of Web traffic management products could present us with additional significant competitors. Even if the products sold by these competitors do not have capabilities comparable to our products, these competitors could cause us to reduce our prices.

  . Other vendors of Internet traffic management products and services. A number of other private and public companies offer products designed to provide Internet traffic management solutions. Some of these companies offer products focused on a particular function, such as bandwidth management or load balancing. With respect to a particular function, these products may be superior to ours. Some of these companies have longer operating histories, more resources and broader customer relationships than we do.

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

   Widespread commercial acceptance of our products is critical to our future success. The market for Internet traffic management solutions is relatively new and rapidly evolving. Rather than utilizing comprehensive Internet traffic management solutions, most Web data center administrators manage Internet traffic by adding servers and interconnecting a variety of single function traffic management tools. Our ability to increase revenues in the future depends on the extent to which our potential customers recognize the value of our integrated Internet traffic management solutions. The acceptance of our products may be hindered by:

  . the failure of prospective customers to recognize the value of Internet traffic management solutions;

  . the reluctance of our prospective customers to replace or expand their current networking solutions, which may be supplied by more established vendors, with our products; and

  . the emergence of new technologies or industry standards that could cause our products to be less competitive or obsolete.

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

Because the worldwide demand for one of our key components, memory chips, has increased, adequate quantities may not be available to satisfy our needs which could increase the cost and delay delivery of our products.

   During the last year, the worldwide demand for memory chips, a key component in our products, has increased. Although we purchase various memory chips from several suppliers, if these suppliers are unable to provide adequate quantities of memory chips to satisfy our needs, product shipments may be delayed and our business would be harmed. In addition, if, as a result of increased demand, our suppliers raise the price of memory chips, the cost of manufacturing our products would increase and the sales of our products could decrease.

Because we depend on a single independent manufacturer to make our products, we are susceptible to interruptions in our product flow which could limit our revenue and adversely affect our competitive position and reputation.

   We currently outsource substantially all of the manufacturing and testing of our hardware platforms to a single independent manufacturer, Celestica Thailand Ltd., a subsidiary of Celestica Inc. Our reliance on a single independent manufacturer involves a number of risks, including possible limitations on manufacturing capacity and reduced control over delivery schedules, manufacturing yields and costs. As our relationship with Celestica develops, manufacturing yields or product performance could be adversely affected due to difficulties associated with adapting our technology and product design to Celestica's manufacturing process. In addition, we do not have a supply contract with Celestica. As a result, Celestica is not obligated to supply products to us for any specific period, in any specific quantity or at any specific price, except as may be provided in a particular purchase order. If Celestica is unable or unwilling to continue manufacturing our components in required volumes, we will have to identify acceptable alternative manufacturers, which could take six months or more. Any significant interruption in the manufacturing of our products would also result in product shortages or delivery delays, which could harm our customer relationships, business and reputation. Moreover, because substantially all of our final assembly is performed in one of Celestica's facilities, located in Chanburi, Thailand, any fire or other disaster at this facility would harm our business.

We derive a substantial portion of our revenues from a small number of customers, and our revenues may decline significantly if any major customer cancels or delays a purchase of our products.

   In previous years, a relatively small number of our OEM and reseller customers has accounted for a significant portion of our net sales. In fiscal 2000, no individual customer accounted for 10% or more of net sales. In fiscal 1999, sales to 3Com accounted for 14% of net sales, sales to IBM accounted for 10% of net sales and sales to Hewlett-Packard accounted for 10% of net sales. If any of our large customers stop or delay purchases, our revenue and profitability may be adversely affected. For example, over the last three fiscal years, sales to Sun Microsystems have decreased significantly from 42% of net sales in fiscal 1998, to 6% of net sales in fiscal 1999, and to 0.9% of net sales in fiscal 2000. We expect that revenues from a relatively small number of our OEM and reseller customers will continue to account for a significant portion of our net sales. Accordingly, unless and until we diversify and expand our customer base, our future success will depend upon the timing and size of future purchase orders, if any, from our largest customers and, in particular:

  . the success of these customers in marketing solutions, including our products;

  . the product requirements of these customers; and

  . the financial and operational success of these customers.

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

   We have experienced rapid growth and expansion since our inception. From June 30, 1998 to June 30, 2000, we increased the number of our employees from 85 to 420. This growth has placed, and will continue to place, a significant strain on our management and information systems, facilities and operational and financial resources. To manage our growth effectively, we must continue to improve our operational, financial and management controls. We believe that our management and information systems need to be upgraded or replaced in the next 12 months, depending on the volume of our sales. We expect that the cost of implementing these new systems would be approximately $2.0 million. If we have to implement modifications sooner than we expected, we will incur substantial additional expense earlier than anticipated. If we fail to scale our management systems to accommodate our growth, our operating results would be adversely impacted and our business would be harmed.

If we do not substantially expand our sales channels, our ability to increase market acceptance of our products and generate revenue would be compromised.

   We sell our products in the United States directly, through resellers and OEMs, and we sell our products internationally primarily through resellers. Our distribution strategy focuses principally on:

  . developing and expanding our direct sales organization; and

  . expanding our indirect distribution channels by establishing relationships with vendors of complementary technology, OEMs and resellers.

   We expect to continue to increase the number of direct sales personnel in order to support and develop leads for our indirect distribution channels and increase the direct sale of our products. This expansion will significantly increase personnel costs and related expenditures. Sales personnel will not be productive immediately, and costs of this expansion may exceed the revenues generated by the sales personnel. To achieve broader distribution of our products, we expect to increase our reliance on indirect sales channels both internationally and in North America. If we fail to develop and maintain relationships with significant OEMs and resellers, or if these OEMs and resellers are not successful in their sales efforts, sales of our products may decrease or fail to increase as expected.

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

If we were unable to develop and maintain strategic relationships with third parties, our distribution strategy would be compromised.

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

   Our ability to grow will depend in part on the expansion of international operations and sales, which are likely to continue to be a significant portion of our net sales. Sales to customers outside of the United States accounted for approximately 41% of our net sales in fiscal 2000, 25% of our net sales in fiscal 1999, and 29% of our net sales in fiscal 1998. Conducting business internationally involves many risks, including:

  . longer accounts receivable collection cycles;

  . difficulties in managing operations in different locations;

  . difficulties associated with enforcing agreements through foreign legal systems;

  . seasonal reductions in business activities in some parts of the world, such as during the summer months in Europe;

  . import or export licensing requirements;

  . potentially adverse tax consequences, including higher tax rates generally in Europe;

  . unexpected changes in foreign regulatory requirements, especially those relating to telecommunications and the Internet;

  . volatility in the political and economic conditions of foreign countries, particularly China, Taiwan, Japan, Malaysia and North and South Korea; and

  . fluctuations in foreign currency exchange rates.

   China, Taiwan, Japan and South Korea are substantial markets for our products. Consequently, any political instability in these countries, such as hostilities between North and South Korea or China and Taiwan could significantly reduce demand for our products from some of our major customers. Currently, most of our international sales are denominated in U.S. dollars. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets. In addition, we have elected to invoice some of our Japanese customers in yen. We plan to engage in currency hedging activities, but we cannot guarantee that these activities will shield us from fluctuations in exchange rates between the U.S. dollar and the Japanese yen.

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

   Our products require a complex marketing and sales effort targeted at several levels within a prospective customer's organization. Although we have recently expanded our sales force, unless we continue to expand our sales force, we will not be able to increase revenues. In addition, in order to support and develop leads for our indirect distribution channels and increase the direct sale of our products, we expect to significantly increase the number of sales personnel in the next six months. Competition for qualified sales personnel is intense, and we might not be able to hire the type and number of sales personnel we are targeting. Our announced merger with Nortel Networks, an established and much larger company, may inhibit our ability to hire entrepreneurial personnel. Our inability to retain and hire qualified sales personnel may harm our results of operations and our ability to increase market share. On the other hand, if we are successful in hiring our target number of sales personnel, we will be faced with significantly increased personnel costs and related expenditures. Sales personnel will not be productive immediately, and the revenues generated by the sales personnel may not exceed the costs of our planned expansion.

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

   In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. Our business activities may infringe upon the proprietary rights of others, and other parties may assert infringement claims against us. In August 1999, we received a letter from Resonate, Inc. alleging that some of our products infringe one if its patents. In July 2000, we received a letter from IBM claiming that certain products may require a license under certain IBM patents. If these claims, or any similar claims we may receive in the future cannot be resolved through a license or similar arrangement, we could become a party to litigation. In the past, we have been involved in trademark litigation over the use of the name and mark Alteon. Intellectual property claims and any resulting lawsuits, if successful, could subject us to significant liability for damages and invalidation of our proprietary rights. These kinds of disputes are subject to inherent uncertainties. In addition, these claims, regardless of whether they result in litigation and regardless of the outcome of the litigation, would be time-consuming and expensive to resolve and divert management time and attention. Any intellectual property dispute may cause us to do one or more of the following:

  . stop selling, incorporating or using our products that use the challenged intellectual property;

  . attempt to obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms or at all; or

  . redesign those products that use the relevant technology.

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

   In addition to the acquisition of Pharsalia Technologies, we may acquire or invest in businesses that would complement our current product offerings, augment our market coverage, enhance our technical capabilities, or otherwise offer growth opportunities. We may not be able to successfully integrate any businesses, products, technologies or personnel that we might acquire in the future, including Pharsalia, and our failure to do so could harm our business.

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

Liquidity and Capital Resources

   In September 1999, we sold 4.6 million shares of our common stock in an initial public offering. The net offering proceeds to Alteon were approximately $79.6 million. In January 2000, we sold 1,535,506 shares of our common stock as part of a follow-on offering of 5.5 million shares at a price of $103.50 per share. Alteon raised approximately $150.2 million net of offering costs in the follow-on offering. Working capital increased to $236.4 million at June 30, 2000 from $25.5 million at June 30, 1999. As of June 30, 2000, we had cash and equivalents and short-term investments of $233.0 million.

   Our operating activities used cash of $5.2 million in fiscal 2000 primarily to fund operating losses, partially offset by changes in working capital. Receivable days outstanding increased to 51 days at June 30, 2000 from 44 days at June 30, 1999 based on receivables as of June 30, 2000 and June 30, 1999 and fourth quarter net sales for the quarters ended at June 30, 2000 and June 30, 1999, respectively. We had approximately $7.9 million of noncancellable purchase commitments associated with inventory purchases as of June 30, 2000.

   During fiscal 2000, investing activities, exclusive of the maturities and purchases of short-term investments of $42.3 million and $120.8 million, respectively, used cash of $24.7 million. We used $16.5 million for the acquisition of property and equipment. We made $8.0 million of strategic investments in the equity securities of privately held companies in fiscal 2000. We expect to continue our investment strategy in the future. As of June 30, 2000, we did not have any material commitment for capital expenditures.

   We have a loan and security agreement with a committed line of $12.0 million which bears interest at the rate of prime plus 0.75% (10.25% at June 30, 2000). This agreement includes a revolving bank line of credit, which expires in December 2000, and a borrowing arrangement for the purchase of equipment, which requires that all advances and accrued interest be paid by March 2003. At June 30, 2000, we had approximately $2.2 million outstanding from advances for equipment purchases, payable in monthly installments, through May 2002.

   In future periods, we anticipate significant increases in working capital on a period-to-period basis primarily as a result of increased product sales and higher levels of inventory. We also anticipate that we will continue to invest significant amounts in property and equipment related to expansion of our facilities and to support increased sales and marketing as well as ongoing research and development activities. We believe that our June 30, 2000 balances of cash and equivalents and short-term investments, and amounts available under our credit facilities, will satisfy our expected operating losses and working capital and capital expenditure requirements for at least the next 12 months. However, we cannot assure you that our predictions with respect to our operating expenses and capital expenditure requirements are accurate. Therefore, we may require additional funds to support our working capital and operating expenses or for other purposes sooner than expected. We may seek to raise additional funds through public or private offerings or debt financings. We cannot assure you that financings will be available, or if available, will be on reasonable terms, nor can we assure you that these financings will not be dilutive to our stockholders.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

   Market Risk Disclosure. The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to market risk related to changes in interest rates risk. We do not use derivative financial instruments for speculative or trading purposes.

   Interest Rate Sensitivity. We maintain a short-term investment portfolio consisting mainly of income securities with an average maturity of less than one year. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at June 30, 2000, the fair value of the portfolio would decline by an immaterial amount. We did not have any short-term investments at June 30, 1999. We have the ability to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

ITEM 8. Financial Statements and Supplementary Data

Index to Financial Statements and Financial Statement Schedule

                                                                          Page
                                                                          ----
Financial Statements:


Independent Auditors' Report.............................................  41


Consolidated Balance Sheets at June 30, 2000 and 1999....................  42


Consolidated Statements of Operations for the years ended June 30, 2000,
 1999 and 1998...........................................................  43


Consolidated Statements of Stockholders' Equity for the years ended June
 30, 2000, 1999 and 1998.................................................  44


Consolidated Statements of Cash Flows for the years ended June 30, 2000,
 1999 and 1998...........................................................  45


Notes to Consolidated Financial Statements...............................  46


Financial Statement Schedule:


Independent Auditors' Report on Consolidated Financial Statement
 Schedule................................................................  63


Schedule II--Valuation and Qualifying Accounts and Reserves..............  64

   All other schedules are omitted because they are not required, are not applicable, or the information is included in the financial statements or notes thereto.

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Alteon WebSystems, Inc.:

   We have audited the accompanying consolidated balance sheets of Alteon WebSystems, Inc. and subsidiaries (collectively, the "Company") as of June 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2000 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

San Jose, California
July 19, 2000 (July 28, 2000 as to Note 15)

                            ALTEON WEBSYSTEMS, INC.

                          CONSOLIDATED BALANCE SHEETS
               (In thousands, except par value and share amounts)

                                                            June 30,  June 30,
                                                              2000      1999
                                                            --------  --------

                                     ASSETS

Current assets:
  Cash and equivalents..................................... $154,125  $ 29,766
  Short-term investments...................................   78,863        --
  Accounts receivable (net of allowances of $3,323 in 2000
   and $1,369 in 1999).....................................   28,733     3,853
  Inventories..............................................   15,515     2,632
  Prepaid expenses and other current assets................    4,352       397
                                                            --------  --------
    Total current assets...................................  281,588    36,648
Property and equipment--net................................   17,133     3,931
Investments and other assets...............................    8,304        42
                                                            --------  --------
    Total.................................................. $307,025  $ 40,621
                                                            ========  ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable......................................... $ 16,948  $  3,561
  Accrued compensation and benefits........................    8,059     2,052
  Other accrued expenses...................................   13,592     3,607
  Current portion of note payable to bank..................      815     1,363
  Current portion of capital lease obligations.............       72       348
  Deferred sales, net......................................    5,277       176
  Income taxes payable.....................................      470        53
                                                            --------  --------
    Total current liabilities..............................   45,233    11,160
Note payable to bank.......................................    1,427     1,798
Capital lease obligations..................................       --       121
Sublease deposits..........................................       93        93
                                                            --------  --------
    Total liabilities......................................   46,753    13,172
                                                            --------  --------
Commitments and contingencies (Notes 7 and 11)
Stockholders' equity:
  Convertible preferred stock--$0.001 par value;
   authorized, 15,000,000 shares: designated, 15,000,000
   shares; outstanding, 0 shares in 2000, 13,785,326 shares
   in 1999 (liquidation preference $0 in 2000, and $58,272
   in 1999)................................................       --    58,294
  Common stock, $0.001 par value, authorized, 300,000,000
   shares; outstanding, 41,622,464 shares in 2000, and
   12,987,109 in 1999......................................  311,785     3,224
  Notes receivable from stockholders.......................   (4,643)   (2,465)
  Deferred stock compensation..............................   (5,745)     (196)
  Accumulated deficit......................................  (41,061)  (31,408)
  Accumulated other comprehensive loss.....................      (64)       --
                                                            --------  --------
    Total stockholders' equity.............................  260,272    27,449
                                                            --------  --------
    Total.................................................. $307,025  $ 40,621
                                                            ========  ========

                See notes to consolidated financial statements.

                            ALTEON WEBSYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                    Years Ended June 30,
                                                 ----------------------------
                                                   2000      1999      1998
                                                 --------  --------  --------
Net sales....................................... $109,582  $ 26,254  $ 13,572
Cost of sales...................................   40,083    13,385     7,893
                                                 --------  --------  --------
  Gross profit..................................   69,499    12,869     5,679
Operating expenses:
  Sales and marketing...........................   49,291    13,061     6,485
  Research and development......................   22,792    10,004     8,816
  General and administrative....................    7,010     2,538     1,505
  Stock compensation to consultants.............    7,687        --        --
                                                 --------  --------  --------
    Total operating expenses....................   86,780    25,603    16,806
                                                 --------  --------  --------
Loss from operations............................  (17,281)  (12,734)  (11,127)
Other income (expense):
  Interest income...............................    8,396       541       493
  Interest expense..............................     (355)     (277)     (171)
                                                 --------  --------  --------
Loss before income taxes........................   (9,240)  (12,470)  (10,805)
Income tax expense..............................      413        73         1
                                                 --------  --------  --------
Net loss........................................ $ (9,653) $(12,543) $(10,806)
                                                 ========  ========  ========
Basic and diluted loss per common share......... $  (0.32) $  (1.65) $  (2.18)
                                                 ========  ========  ========
Basic and diluted common shares used in
 computation....................................   30,565     7,610     4,951
                                                 ========  ========  ========


                See notes to consolidated financial statements.

                            ALTEON WEBSYSTEMS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     (In thousands, except share amounts)

                      Convertible                                Notes
                    Preferred Stock        Common Stock        Receivable    Deferred    Accumulated                  Total
                  --------------------  --------------------      From        Stock     Comprehensive Accumulated Stockholders'
                    Shares     Amount     Shares     Amount   Stockholders Compensation     Loss        Deficit      Equity
                  -----------  -------  ----------  --------  ------------ ------------ ------------- ----------- -------------
BALANCES, JUNE
30, 1997........    9,070,804  $21,721  11,329,059  $    345    $  (225)     $    --        $ --       $ (8,059)    $ 13,782
Sale of Series B
preferred stock
(net of issuance
cost of $2).....       84,000      503                                                                                   503
Sale of Series C
preferred stock
(net of issuance
cost of $20)....    1,093,960    7,638                                                                                 7,638
Exercise of
stock options...                           336,092        59                                                              59
Issuance of
common stock for
services........                           185,064        83                                                              83
Exercise of
stock options
for notes
receivable......                         1,649,500       701       (701)                                                  --
Issuance of
stock options to
consultants.....                                          17                                                              17
Repurchase of
common stock in
exchange for
notes
receivable......                          (776,223)      (84)        67                                                  (17)
Repurchase of
founder's
stock...........                        (1,132,689)      (42)                                                            (42)
Repayment of
notes
receivable......                                                     11                                                   11
Net loss........                                                                                        (10,806)     (10,806)
                  -----------  -------  ----------  --------    -------      -------        ----       --------     --------
BALANCES, JUNE
30, 1998........   10,248,764   29,862  11,590,803     1,079       (848)          --          --        (18,865)      11,228
Sale of Series C
preferred stock
(net of issuance
cost of $20)....    1,041,730    7,271                                                                                 7,271
Sale of Series D
preferred stock
(net of issuance
cost of $45)....    2,494,832   21,161                                                                                21,161
Exercise of
stock options...                           159,417        74                                                              74
Issuance of
common stock for
services........                            60,889       171                                                             171
Exercise of
stock options
for notes
receivable......                         1,298,187     1,714     (1,714)                                                  --
Issuance of
stock options to
consultants.....                                          22                                                              22
Repurchase of
common stock in
exchange for
notes
receivable......                          (122,187)      (45)        30                                                  (15)
Repayment of
notes
receivable......                                                     67                                                   67
Deferred
compensation....                                         209                    (209)                                     --
Amortization of
deferred
compensation....                                                                  13                                      13
Net loss........                                                                                        (12,543)     (12,543)
                  -----------  -------  ----------  --------    -------      -------        ----       --------     --------
BALANCES, JUNE
30, 1999........   13,785,326   58,294  12,987,109     3,224     (2,465)        (196)         --        (31,408)      27,449
Sale of Series D
preferred stock
(net of issuance
cost of $45)....        5,168       44                                                                                    44
Conversion of
preferred stock
to common stock
in conjection
with initial
public
offering........  (13,790,494) (58,338) 20,685,724    58,338                                                              --
Issuance of
common stock in
connection with
initial public
offering (net of
issuance costs
of $7,821)......                         4,600,000    79,579                                                          79,579
Issuance of
common stock in
connection with
follow-on
offering (net of
issuance costs
of $8,740)......                         1,535,506   150,185                                                         150,185
Common stock
issued under
employee stock
purchase plans..                            76,988     1,243                                                           1,243
Exercise of
stock options...                         1,047,414     1,775                                                           1,775
Issuance of
common stock for
services........                            26,272       410                                                             410
Exercise of
stock options
for notes
receivable......                           772,956     3,764     (3,764)                                                  --
Issuance of
stock options to
consultants.....                                       7,687                                                           7,687
Repurchase of
common stock in
exchange for
notes
receivable......                          (109,505)     (247)       247                                                   --
Repayment of
notes
receivable......                                                  1,339                                                1,339
Deferred
compensation....                                       5,827                  (5,827)                                     --
Amortization of
deferred
compensation....                                                                 278                                     278
Unrealized loss
on investments..                                                                             (64)                        (64)
Net loss........                                                                                         (9,653)      (9,653)
                  -----------  -------  ----------  --------    -------      -------        ----       --------     --------
BALANCES, JUNE
30, 2000........           --  $    --  41,622,464  $311,785    $(4,643)     $(5,745)       $(64)      $(41,061)    $260,272
                  ===========  =======  ==========  ========    =======      =======        ====       ========     ========

                See notes to consolidated financial statements.

                            ALTEON WEBSYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                    Years Ended June 30,
                                                 -----------------------------
                                                   2000       1999      1998
                                                 ---------  --------  --------
Cash flows from operating activities:
  Net loss...................................... $  (9,653) $(12,543) $(10,806)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization...............     2,865     1,688       907
    Amortization of deferred compensation.......       278        13        --
    Deferred rent...............................       (28)      240        93
    Issuance of common stock for services.......       410       171        83
    Issuance of stock options to consultants....     7,687        22        17
    Changes in assets and liabilities:
      Accounts receivables......................   (24,880)   (1,286)   (2,477)
      Inventories...............................   (12,883)    2,274    (4,474)
      Prepaid expenses and other current
       assets...................................    (3,955)     (131)     (177)
      Accounts payable..........................    13,387     1,120     1,606
      Accrued compensation and related
       liabilities..............................     6,007       749       665
      Other accrued expenses....................    15,531     2,066     1,239
                                                 ---------  --------  --------
        Net cash used in operating activities...    (5,234)   (5,617)  (13,324)
                                                 ---------  --------  --------
Cash flows from investing activities:
  Maturities of short-term investments..........    42,275        --        --
  Purchases of short-term investments...........  (120,794)       --        --
  Purchases of property and equipment...........   (16,472)   (2,926)   (2,049)
  Investments and other assets..................    (8,265)       21       (24)
                                                 ---------  --------  --------
        Net cash used in investing activities...  (103,256)   (2,905)   (2,073)
                                                 ---------  --------  --------
Cash flows from financing activities:
  Net proceeds from sale of preferred stock.....        44    28,432     8,141
  Borrowings under note payable.................        --     2,465     1,535
  Repayments of note payable....................      (919)     (749)      (90)
  Proceeds from issuance of common stock in
   public offerings.............................   229,764        --        --
  Proceeds from stock issued under employee
   benefit plans, net of repurchases............     3,018        59        42
  Repurchase of founder's stock.................        --        --       (42)
  Repayments of note receivable for common
   stock........................................     1,339        67        11
  Repayments of capital lease obligations.......      (397)     (231)     (197)
  Borrowings under line of credit...............        --      (802)      802
                                                 ---------  --------  --------
        Net cash provided by financing
         activities.............................   232,849    29,241    10,202
                                                 ---------  --------  --------
Net increase (decrease) in cash and
 equivalents....................................   124,359    20,719    (5,195)
Cash and equivalents, beginning of period.......    29,766     9,047    14,242
                                                 ---------  --------  --------
Cash and equivalents, end of period............. $ 154,125  $ 29,766  $  9,047
                                                 =========  ========  ========
Noncash investing and financing activities:
  Exercise of stock options for notes
   receivable, net of repurchases............... $   3,517  $  1,714  $    634
Additional cash flow information:
  Interest paid................................. $     363  $    276  $    167
  Taxes paid....................................        10        20         1

                See notes to consolidated financial statements.

                            ALTEON WEBSYSTEMS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   Years Ended June 30, 2000, 1999 and 1998

1. Organization and Significant Accounting Policies

   Organization--Alteon WebSystems, Inc., formerly Alteon Networks, Inc. and Acteon Networks, Inc. (the "Company"), develops, markets and supports Web data center products which are designed to meet the challenges of managing Web traffic as well as providing the high performance and availability of networking infrastructure solutions. The Company was incorporated in Delaware on March 18, 1996.

   Basis of Consolidation--The consolidated financial statements include the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

   Use of Estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Concentration of Credit Risk--Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and equivalents, short-term investments, and accounts receivable. Banking with creditworthy institutions mitigates risks associated with cash equivalents. The Company generally invests in instruments with an investment credit rating of A1/P1 or better. To reduce credit risk, the Company performs ongoing credit evaluations of its customers' financial condition and limits the amount of credit extended when considered necessary, but generally requires no collateral. The Company maintains allowances for potential bad debt losses.

   Concentration of Manufacturing and Components--The Company uses a third party in Thailand to manufacture most of its products. In addition, the Company purchases a critical component, a custom integrated circuit, which is available from a single supplier. These concentrations expose the Company to the risk of manufacturing delays and the possibility of lost sales.

   Financial Instruments--The Company's financial instruments include cash and equivalents, short-term investments, notes receivable from stockholders and long-term obligations. At June 30, 2000 and 1999, the fair values of these financial instruments approximated their financial statement carrying amounts.

   Cash and Equivalents--The Company considers all highly liquid investments purchased with a maturity of three months or less at the date of acquisition to be cash equivalents. Included in cash and equivalents are interest bearing certificates of deposit, bonds, commercial paper, municipal bonds, and government securities, with rates from 5.5% to 7.2%, totaling $148.3 million and $22.5 million at June 30, 2000 and 1999, respectively.

   Short-term Investments--Short-term investments consist of investments acquired with maturities exceeding three months but less than two years. While the Company's intent is to hold debt securities to maturity, consistent with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, we have classified all debt securities and all investments in equity securities that have readily determinable fair values as available-for-sale, as the sale of such securities may be required prior to maturity to implement management strategies. Such securities are reported at fair value, with unrealized gains or losses excluded from earnings and included in other comprehensive income, net of applicable taxes. The cost of securities sold is based on the specific identification method. Realized gains or losses and declines in value, if any, judged to be other than temporary are reported in interest and income, net in the consolidated statements of operations.

                            ALTEON WEBSYSTEMS, INC.

                   Years Ended June 30, 2000, 1999 and 1998


   Inventory--Inventory is stated at the lower of standard cost (first-in, first-out) or market.

   Property and Equipment--Property and equipment is stated at cost. Depreciation and amortization is computed using the straight-line method over the lesser of estimated useful lives of three years, or the remaining lease term.

   Long-Lived Assets--The Company evaluates the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the carrying value of the asset may be impaired. An impairment loss is recognized when estimated future cash flows expected to result from the use of the asset, including disposition, are less than the carrying value of the asset.

   Revenue Recognition--Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable, and collectibility is reasonably assured. Revenue is recognized upon shipment to both resellers and end users. Service contract revenue is recognized over the life of the service contract agreement. Revenues are recorded net of sales returns and allowances. Product warranty costs are accrued when revenue is recognized.

   Research and Development--The costs of the development of hardware products and enhancements to existing hardware products are expensed as incurred. The costs for the development of new software products that are included in the hardware products and substantial enhancements to such existing software products are expensed as incurred until technological feasibility has been established, at which time any additional costs would be capitalized. Because the Company believes its current process for developing software is essentially completed concurrently with the establishment of technological feasibility, no costs have been capitalized to date.

   Advertising--Cooperative advertising obligations are expensed at the time the related revenues are recognized. All other advertising costs are expensed as incurred and approximated $2.4 million, $209,000 and $54,000 in fiscal 2000, 1999 and 1998, respectively.

   Stock-Based Compensation--The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (APB) No. 25, Accounting for Stock Issued to Employees.

   Loss Per Common Share--Basic loss per common share is computed by dividing loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period (excluding shares subject to repurchase). Diluted loss per common share is computed by dividing loss attributable to common stockholders by the weighted-average number of common shares and potentially dilutive common securities outstanding for the period. Potentially dilutive common shares are excluded from the computation in loss periods as their effect would be antidilutive.

   New Accounting Pronouncements--In December 1999, the staff of the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101). SAB 101 summarized certain of the SEC's views in applying generally accepted accounting principles (GAAP) to revenue recognition in financial statements. The SEC is also developing additional guidance for SAB 101. The Company is required to adopt SAB 101 in the fourth quarter of fiscal 2001 and the effects, if any, are required to be recorded through a retroactive cumulative effect adjustment as of the beginning of that fiscal year, with a restatement of all prior interim quarters in that year. The Company has not yet determined the impact, if any, of SAB 101 on the Company's financial statements.

                            ALTEON WEBSYSTEMS, INC.

                   Years Ended June 30, 2000, 1999 and 1998


   In June 1998, the FASB issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities. In June 1999, the FASB issued SFAS 137, Accounting for Derivative Instruments and Hedging Activities-- Deferral of Effective Date of SFAS 133. These statements require companies to record derivatives in the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the fair market values of those derivatives instruments would be accounted for depending on the use of the instrument and whether it qualifies for hedge accounting. SFAS No. 133 will be effective for the Company's fiscal year ending June 30, 2001. Management is in the process of evaluating any impact on the Company's financial condition or results of operations resulting from these statements.

   Foreign Currency Transactions--The majority of the Company's sales and expenses are denominated in US dollars. Gains or losses from foreign currency translation are included in other income and were insignificant for all periods presented.

   Reclassifications--Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on net loss or stockholders' equity.

2. Short-term Investments

   Available-for-sale securities consist of the following at June 30, 2000 (in thousands):

                                                 Gross      Gross
                                     Amortized Unrealized Unrealized Estimated
              Investment               Cost      Gains      Losses   Fair Value
              ----------             --------- ---------- ---------- ----------
   Commercial paper.................  $24,649     $--        $(21)    $24,628
   Certificates of deposit..........    7,002       3          --       7,005
   Corporate debt securities........    8,016      --         (14)      8,002
   Government securities............   39,260      --         (32)     39,228
                                      -------     ---        ----     -------
                                      $78,927     $ 3        $(67)    $78,863
                                      =======     ===        ====     =======

   All short-term investments mature within one year and the contractual value of available for-sale debt securities at June 30, 2000 is as follows (in thousands):

                                                          Amortized Estimated
                                                            Cost    Fair Value
                                                          --------- ----------
   Short-term investments................................  $78,927   $78,863
                                                           =======   =======

   There were no short-term investments at June 30, 1999.

3. Inventory

   Inventory consists of the following (in thousands):

                                                                    June 30,
                                                                 --------------
                                                                  2000    1999
                                                                 ------- ------
   Raw materials................................................ $ 7,647 $  973
   Work-in-process..............................................   1,051    394
   Finished goods...............................................   1,181    496
   Inventory at manufacturer in Thailand........................   5,636    769
                                                                 ------- ------
     Total...................................................... $15,515 $2,632
                                                                 ======= ======

                            ALTEON WEBSYSTEMS, INC.

                   Years Ended June 30, 2000, 1999 and 1998


4. Property and Equipment, Net

   Property and equipment, net consist of the following (in thousands):

                                                                  June 30,
                                                               ----------------
                                                                2000     1999
                                                               -------  -------
   Computers, equipment and software.......................... $19,954  $ 4,653
   Furniture and fixtures.....................................   1,371      778
   Leasehold improvements.....................................   1,922    1,347
                                                               -------  -------
                                                                23,247    6,778
   Accumulated depreciation and amortization..................  (6,114)  (2,847)
                                                               -------  -------
                                                               $17,133  $ 3,931
                                                               =======  =======

5. Investments and Other Assets

   Included in investments and other assets are the Company's privately held corporate equity securities in certain technology companies totaling $8.0 million as of June 30, 2000. Investments in equity securities are carried at the lower of cost or market. The Company's policy is to regularly review the assumptions underlying the financial performance of these privately held companies and, if and when the Company determines that a decline in fair value below the cost basis is other than temporary, the related investment is written down to its fair value.

6. Other Accrued Expenses

   Other accrued expenses consist of the following (in thousands):

                                                                    June 30,
                                                                 --------------
                                                                  2000    1999
                                                                 ------- ------
                                                                 (in thousands)
   Accrued warranty............................................. $ 2,026 $  893
   Marketing and related accruals...............................   1,149    275
   Professional fees and related accruals.......................   4,785    907
   Accrued channel commission...................................   1,240     --
   Deferred rent................................................     371    399
   Customer prepaids............................................     369    535
   Sales tax payable............................................     879     94
   Other........................................................   2,773    504
                                                                 ------- ------
     Total...................................................... $13,592 $3,607
                                                                 ======= ======

7. Line of Credit and Note Payable to Bank

   During fiscal 1998, the Company obtained a revolving bank line of credit, under which the Company could borrow up to $1,500,000 subject to a $750,000 sublimit on letter of credit issuances. In December 1998, the line was increased to $3,000,000. In September 1999, the line was increased to $12 million, subject to a $1.5 million sublimit on letter of credit issuances. The line of credit will mature in December 2000. At June 30, 2000 and 1999, there were no borrowings outstanding under the revolving bank line of credit. There is an outstanding irrevocable standby letter of credit in the amount of approximately $207,000. Borrowings under the line of credit agreement bear interest at a rate equal to three quarters percentage point (0.75%) above the bank's prime rate (10.25% at June 30, 2000) and are collateralized by substantially all of the Company's assets.

                            ALTEON WEBSYSTEMS, INC.

                   Years Ended June 30, 2000, 1999 and 1998


   The Company entered into a borrowing arrangement in March 1998 which was modified in December 1998 to borrow up to $4,000,000 for the purchase of equipment. At June 30, 2000, the borrowings bear interest at a rate equal to three-quarters of one percentage point (0.75%) above the bank's prime rate (10.25% at June 30, 2000) and are collateralized by a continuing security interest in all equipment collateral, as defined in the agreement. Each draw on the loan is payable in either 34 equal monthly installments of principal and interest. At June 30, 2000, the Company had approximately $2.2 million outstanding, payable through June 2002.

   The line of credit also contains restrictive covenants, including a minimum quick ratio of 1.5:1 and tangible net worth of at least $10 million. The loan agreement has negative convenants prohibiting us from paying dividends without prior written consent from the bank. At June 30, 2000, the Company was in compliance with all covenants.

8. Lease Commitments

   Equipment with a net book value of approximately $0 and $136,000 at June 30, 2000 and 1999, respectively (net of accumulated amortization of approximately $1,026,000 and $890,000, respectively), was leased under capital leases. Under the lease agreement, the Company has the option to make a balloon lease payment equal to 20% of the equipment's original purchase price or to extend the lease for an additional 12 months at the end of the lease period at a rate of 1.85% per month on the equipment's original purchase price.

   The Company leases its primary facility under a noncancelable operating lease expiring through May 2003. Rent expense was approximately $1.3 million, $1.1 million, and $414,000 in the years ended June 30, 2000, 1999 and 1998, respectively. One of the Company's facility leases is secured by a $207,000 letter of credit.

   Effective September 1998, the Company subleased one of its facilities. The cash received from this lease was $209,000 and $169,000 for the years ended June 30, 2000 and 1999, respectively. The cash to be received over the remaining lease term is $195,000. Effective July 1999, the Company subleased a portion of another facility for 34 months. Cash received from this lease was $414,000 for the year ended June 30, 2000. The cash to be received over the remaining lease term is $807,000. In connection with these subleases, the Company has deposits of $93,000 at June 30, 2000 and 1999 from the lessees.

   At June 30, 2000 minimum future lease payments are as follows, excluding sublease income discussed above (in thousands):

                                                               Capital Operating
Year Ending June 30,                                           Leases   Leases
--------------------                                           ------- ---------
2001..........................................................   $75    $2,260
2002..........................................................    --     1,419
2003..........................................................    --     2,734
2004..........................................................    --       146
2005..........................................................    --       110
Thereafter....................................................    --        --
                                                                 ---    ------
Total minimum lease payments..................................    75    $6,669
                                                                        ======
Amount representing interest..................................    (3)
                                                                 ---
Present value of minimum lease payments.......................    72
Current portion...............................................    72
                                                                 ---
Long-term portion.............................................   $ 0
                                                                 ===

                            ALTEON WEBSYSTEMS, INC.

                   Years Ended June 30, 2000, 1999 and 1998


9. Stockholders' Equity

 Stock Split

   During June 1999, the Company's stockholders approved a stock split of three shares of common stock for every two shares of outstanding common stock. All share and per share amounts have been adjusted to give effect to these changes.

 Initial and Follow-up Public Offerings of Stock

   On September 29, 1999, the Company completed the sale of 4.6 million shares of common stock in an underwritten initial public offering at a price of $19.00 per share. Offering proceeds to the Company, net of the underwriting discount and aggregate expenses of approximately $7.8 million, were approximately $79.6 million. Simultaneously with the closing of the initial public offering, all 13,790,494 shares of the Company's outstanding convertible preferred stock were converted into 20,685,724 shares of common stock at a conversion rate of 1.5-to-1.

   On January 31, 2000, the Company completed the sale of 5 million shares of its common stock at a price of $103.50 per share. Of the shares that were offered, the Company sold 1,250,000 shares and its stockholders sold 3,750,000 shares. The underwriters exercised the related overall allotment option on February 25, 2000 at which time the Company sold an additional 285,506 shares and its stockholders sold an additional 214,494 shares. Offering proceeds to the Company, net of underwriting discounts and aggregate expenses of approximately $8.7 million, were approximately $150.2 million.

 Restricted Stock

   The Company has the right to repurchase the unvested portion of restricted common stock at the original purchase price. The Company's right to purchase these shares expires over 48 months from the grant date. Additionally, certain officers and employees exercised unvested stock options with full recourse notes. The related shares of common stock are subject to repurchase by the Company at the original purchase price per share upon the purchaser's cessation of service prior to the vesting of such shares. The restricted stock continues to vest in accordance with the terms of the original stock option. The related notes bear interest at 6.5% and mature three years from the loan date. At June 30, 2000, 2,007,596 outstanding shares of such stock were subject to repurchase.

 Stock Options

   Under the 1999 Equity Incentive Plan (formerly the 1996 Stock Option Plan), incentive stock options may be granted to employees and nonstatutory stock options may be granted to employees, non-employees and directors. The number of common shares reserved under the Plan was increased to 21,385,069 in June 2000. The share reserve will increase each year, from June 30, 2000 to June 30, 2009, by 5% of the outstanding shares of common stock. The number of shares available as incentive stock options may not exceed 21,385,069. Incentive stock options are granted at fair market value (as determined by the Board of Directors) at the date of grant; nonstatutory options may be granted at 85% of fair market value. Options are exercisable at any time with any unvested shares subject to repurchase at the original exercise price. Options generally vest over four years and expire ten years from the date of grant. Upon a change in ownership of the Company (as defined in the Plan), 25% of the unvested shares become vested.

   Under the 2000 Nonstatutory Equity Incentive Plan, nonstatutory stock options may be granted to employees and non-employees. The number of common shares reserved under the Plan was increased to

                            ALTEON WEBSYSTEMS, INC.

                   Years Ended June 30, 2000, 1999 and 1998

4,000,000 in May 2000. The number of shares available as nonstatutory stock options may not exceed 4,000,000. Nonstatutory stock options are granted at fair market value (as determined by the Board of Directors) at the date of grant, and may be granted at 85% of fair market value. Options are exercisable at any time with any unvested shares subject to repurchase at the original exercise price. Options generally vest over four years and expire ten years from the date of grant. Upon a change in ownership of the Company (as defined in the Plan), 25% of the unvested shares become vested.

   Option activity under the plans is as follows:

                                                                      Weighted
                                                                      Average
                                                          Number Of   Exercise
                                                            Shares     Price
                                                          ----------  --------
   Outstanding, July 1, 1997.............................  1,555,688   $ 0.21
   Granted (weighted average fair value of $0.13 per
    share)...............................................  3,237,375     0.49
   Exercised............................................. (1,985,592)    0.38
   Canceled..............................................   (440,096)    0.17
                                                          ----------   ------
   Outstanding, June 30, 1998............................  2,367,375     0.45
   Granted (weighted average fair value of $0.51 per
    share)...............................................  3,909,300     2.93
   Exercised............................................. (1,457,604)    1.23
   Canceled..............................................   (480,407)    0.54
                                                          ----------   ------
   Outstanding, June 30, 1999............................  4,338,664     2.42
   Granted (weighted average fair value of $41.10 per
    share)...............................................  7,872,650    40.75
   Exercised............................................. (1,820,370)    3.04
   Canceled..............................................   (440,378)   15.56
                                                          ----------   ------
   Outstanding, June 30, 2000............................  9,950,566   $32.01
                                                          ==========

   At June 30, 2000, the Company had reserved shares of common stock for issuance under its stock option plans of 25,385,069 shares, and 5,278,050 shares were available for future grants under the plans.

   Additional information regarding options outstanding as of June 30, 2000 is as follows:

                                                          Options Outstanding
                                                    -------------------------------------
                                                    Weighted Average             Weighted
         Range of                                      Remaining                 Average
         Exercise             Number                Contractual Life             Exercise
          Prices            Outstanding                 (Years)                   Price
       -------------        -----------             ----------------             --------
       $ 0.05-- 2.00         1,619,270                    8.12                    $ 1.31
         2.83--11.00         1,065,343                    8.65                      5.59
        14.00--14.00         1,459,776                    9.18                     14.00
        19.00--43.75         1,640,571                    9.61                     34.01
        45.19--54.00         1,154,000                    9.92                     47.83
        54.31--54.31         2,053,147                    9.63                     54.31
        64.00--85.50           882,459                    9.54                     68.61
        87.00--87.00             1,500                    9.51                     87.00
        91.69--91.69             7,000                    9.99                     91.69
        91.88--91.88            67,500                    9.99                     91.88
       -------------         ---------                    ----                    ------
       $ 0.05--91.88         9,950,566                    9.24                    $32.01
                             =========

                            ALTEON WEBSYSTEMS, INC.

                   Years Ended June 30, 2000, 1999 and 1998


 Stock and Stock Options Granted to Non-employees

   The Company has granted equity instruments to non-employees for consulting and other services. During fiscal 2000 and 1999 the Company issued 26,272 and 60,889 shares of common stock to non-employees in exchange for services. The fair value (as determined by the Board of Directors) of the common stock issuances totaled $410,000 and $171,000 in 2000 and 1999, respectively, and was expensed at the time of issuance.

   The Company has also granted stock options to non-employees with vesting periods historically ranging from six months to three years. Stock options issued to non-employees are accounted for in accordance with the provisions of SFAS No. 123 Accounting for Stock-Based Compensation and Emerging Issues Task Force Issues (EITF) No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services. In fiscal 2000, in connection with the changes to the vesting period of these options, the Company expensed $7.7 million. In fiscal 1999, the Company expensed $22,000 related to the vesting of these options.

 1999 Employee Stock Purchase Plan

   In June 1999, the Board approved the 1999 Employee Stock Purchase Plan (the "ESPP"), which allows eligible employees of the Company to purchase common stock through payroll deductions. A total of 1,500,000 shares of the Company's common stock have been reserved for issuance under the ESPP. The share reserve will increase every year, starting in 2000, by the greater of 1% of outstanding shares or the number of shares issued under the ESPP in the last twelve months, up to a maximum of 24,000,000 shares over a ten-year period. The purchase price is the lower of 85% of the fair market value of the common stock on the day the employee began participating in the offering, or 85% of the fair market value of the shares on the date of purchase.

 Additional Stock Plan Information

   As discussed in Note 1, the Company continues to account for its employee stock-based awards using the intrinsic value method in accordance with APB No. 25, Accounting for Stock Issued to Employees, and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements, because the fair value of common stock at the grant date is not greater than the option exercise price.

   SFAS No. 123, Accounting for Stock-Based Compensation, requires the disclosure of pro forma net loss as though the Company had adopted the fair value method as of the beginning of fiscal 1996. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from the Company's stock option awards. These models also require subjective assumptions, including estimated stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black Scholes pricing method with the following weighted average assumptions: expected life, two years average risk-free interest rates, approximately 6.3% in 2000 and 4.8% in 1999 and 5.6% in 1998 for the stock option plans, and approximately 6.1% in 2000 for the ESPP; and no dividends during the expected term; and volatility of 85% for 2000. The Company's calculations are based on a multiple option valuation approach, and forfeitures are recognized as they occur.

                            ALTEON WEBSYSTEMS, INC.

                   Years Ended June 30, 2000, 1999 and 1998


   If the computed fair values of the 2000, 1999 and 1998 awards had been amortized to expense over the vesting period of the awards, pro forma net loss for June 30, 2000, 1999 and 1998 would have been as follows:

                                                    2000      1999      1998
                                                  --------  --------  --------
   Net loss:
     As reported................................. $ (9,653) $(12,543) $(10,806)
     Pro forma................................... $(27,956) $(12,817) $(10,933)
   Loss per share--basic and diluted............. $  (0.32) $  (1.65) $  (2.18)
   Pro forma--basic and diluted.................. $  (0.91) $  (1.68) $  (2.21)

10. Income Taxes

   No federal income taxes were provided in 2000, 1999, and 1998 due to the Company's net operating losses. The provision for income taxes for these periods represents state minimum franchise taxes and foreign income taxes of $413,000, $73,000 and $1,000 for 2000, 1999 and 1998, respectively. Deferred tax assets have been fully reserved as the Company believes that, due to its history of operating losses and the expiration dates of the carryforwards, it is more likely than not that such benefits will not be realized.

   The provision for income taxes differs from the amount computed by applying the federal statutory income tax rate to the loss before income taxes as follows:

                                                       Years Ended June
                                                              30,
                                                       ---------------------
                                                       2000    1999    1998
                                                       -----   -----   -----
   Taxes computed at federal statutory rate........... (35.0)% (35.0)% (35.0)%
   State income taxes, net of federal benefit......... (19.8)   (8.2)   (8.4)
   Federal research and development credit............ (15.8)   (3.9)   (4.1)
   Foreign losses benefited at rates lower than the
    U.S...............................................  23.7     0.0     0.0
   Other..............................................   5.1     6.7    (4.1)
   Change in valuation allowance......................  46.3    41.0    51.6
                                                       -----   -----   -----
     Total provision..................................   4.5%    0.6%    0.0%
                                                       =====   =====   =====

   Deferred tax assets at are comprised of the following:

                                                           Years Ended June
                                                                  30,
                                                           ------------------
                                                             2000      1999
                                                           --------  --------
   Accruals and reserves.................................. $  6,099  $  2,171
   Net operating loss and tax credits carried forwards....   24,522     9,435
   Depreciation...........................................      613       443
   Capitalized expenses...................................    3,346     2,128
                                                           --------  --------
     Total gross deferred tax asset before valuation
      allowance...........................................   34,580    14,177
   Valuation allowance....................................  (34,580)  (14,177)
                                                           --------  --------
     Net deferred tax assets.............................. $      0  $      0
                                                           ========  ========

   Included in the deferred assets are approximately $16,124,000 of tax benefit related to equity transactions which will be credited to stockholders' equity if and when realized after the other tax deductions in the carryforwards have been realized.

                            ALTEON WEBSYSTEMS, INC.

                   Years Ended June 30, 2000, 1999 and 1998


   At June 30, 2000, the Company had federal and state net operating loss carryforwards of approximately $51,992,000 and $9,641,000 available to reduce future federal and state taxable income, respectively. The federal and state carryforwards begin to expire in 2012 and 2005, respectively. The Company also has research and development credit carryforwards of approximately $3,814,000 and $2,136,000 available to offset future federal and state income taxes, respectively, as of June 30, 2000. These federal carryforwards begin to expire in 2012. The Company also has a state investment tax credit of approximately $981,000 as of June 30, 2000 which begins to expire in 2007. The extent to which the loss and credit carryforwards can be used to offset future taxable income or taxes may be limited, depending on the extent of ownership changes within any three-year period as provided by the Internal Revenue Code and applicable California state tax law.

11. Contingencies

   The Company is involved in litigation in the normal course of business. Management does not believe the ultimate outcome of any such matters will have a material adverse effect on the Company's consolidated financial statements.

12. Business Segment and Geographic Information

   The Company operates in one reportable segment.

   In fiscal 2000, no individual customer accounted for 10% or more of net sales. The Company had sales, net of sales returns, to individual customers in excess of 10% of net sales as follows:

                                                                 Years Ended
                                                                   June 30
                                                                 -------------
   Customer                                                      1999    1998
   --------                                                      -----   -----
   A (Stockholder)..............................................    14%     10%
   B............................................................     *      42
   C (Stockholder)..............................................     *      14
   D............................................................    10       *
   E............................................................    10       *

--------
* less than 10%

   On June 30, 2000, the Company had no accounts receivable from individual customer in excess of 10% of gross accounts receivable. On June 30, 1999, one customer represented 16% of gross accounts receivable. On June 30, 1998, two customers represented 12% and 10% of gross accounts receivable, respectively.

   Sales to customers by geographic area are as follows (in thousands):

                                                          Years Ended June 30,
                                                        ------------------------
                                                          2000    1999    1998
                                                        -------- ------- -------
   United States....................................... $ 64,797 $19,716 $ 9,652
   United Kingdom......................................    7,237   1,221     289
   Korea...............................................    7,603     721      94
   Japan...............................................   10,417   1,611   2,981
   Other...............................................   19,528   2,985     556
                                                        -------- ------- -------
     Total............................................. $109,582 $26,254 $13,572
                                                        ======== ======= =======

   Substantially all the Company's long-lived assets are in the United States.

                            ALTEON WEBSYSTEMS, INC.

                   Years Ended June 30, 2000, 1999 and 1998


13. Net Loss per Share

   The following is a reconciliation of the denominators used in computing basic and diluted net loss per share (in thousands):

                                                            Years Ended June 30,
                                                            --------------------
                                                             2000   1999   1998
                                                            ------ ------ ------
   Shares (denominator):
   Weighted average common shares outstanding.............  32,861 12,004 10,775
   Less weighted average common shares outstanding subject
    to repurchase.........................................   2,296  4,394  5,824
                                                            ------ ------ ------
     Shares used in computation, basic and diluted........  30,565  7,610  4,951
                                                            ====== ====== ======

   For fiscal 2000, 1999 and 1998, the Company had securities outstanding which could potentially dilute basic earnings per share in the future, but were excluded in the computation of diluted net loss per share in the periods presented as their effect would have been antidilutive. Such outstanding securities consist of the following at June 20, 2000:

                                                      Years Ended June 30,
                                                 -------------------------------
                                                   2000       1999       1998
                                                 --------- ---------- ----------
   Preferred stock..............................        -- 20,677,972 15,373,134
   Stock options................................ 4,771,776  4,338,664  2,367,375
                                                 --------- ---------- ----------
     Total...................................... 4,771,776 25,016,636 17,740,509
                                                 ========= ========== ==========

14. Related Party Transactions

   During the years ended June 30, 2000, 1999 and 1998, the Company had net sales to a related party shareholder of $6.0 million, $3.7 million and $1.2 million, respectively. The related amounts receivable are $1.1 million, $0.8 million, and $0.2 million, respectively.

   During the same periods, the Company had net sales to another related party shareholder of $7.6 million, $1.0 million, and $1.9 million, respectively. The related amounts receivable are $2.4 million at June 30, 2000. Net prepaid amounts from this customer were $0.4 million and $0.6 million at June 30, 1999 and 1998, respectively.

   A related party has provided manufacturing services during the years ended June 30, 2000, 1999 and 1998. The total value of inventory purchased from the related party is $15.8 million, $8.7 million and $2.0 million, respectively. The related amounts payable are $1.7 million, $0.8 million and $0.9 million, respectively.

15. Subsequent Events

   On July 17, 2000, the Company completed the acquisition of Pharsalia Technologies, Inc. ("Pharsalia") for approximately $221 million in a stock-for-stock transaction. The Company issued an aggregate of approximately 1.4 million shares of common stock for all outstanding shares of Pharsalia common stock, and assumed all outstanding options of Pharsalia. Pharsalia develops Internet infrastructure software products that allow companies to expand their Web presence through enhanced content delivery.

                            ALTEON WEBSYSTEMS, INC.

                   Years Ended June 30, 2000, 1999 and 1998


   On July 28, 2000, Nortel Networks Corporation and the Company announced the signing of a definitive agreement for Nortel Networks Corporation to acquire the Company in an all-stock purchase transaction. Under the agreement, Nortel Networks Corporation will issue 1.83148 shares of Nortel Networks Corporation common stock for each share of the Company's common stock. The boards of directors of both companies have approved the transaction. The acquisition, which is subject to customary regulatory and the Company's stockholders' approval, is expected to close in second quarter of the Company's fiscal 2001. The acquisition triggers the accelerated vesting of certain employee stock options (see Note 9).

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   Not applicable.

                                   PART III

ITEM 10. Directors and Executive Officers of Alteon WebSystems Inc.

   The information required by Item 10 of Form 10-K with respect to identification of directors is incorporated by reference to the information contained in the section captioned "Proposal No. 1: Election of Directors" in Alteon WebSystems definitive Proxy Statement for our Annual Meeting of Stockholders (the "Proxy Statement"), a copy of which will be filed with the Securities and Exchange Commission. For information with respect to the executive officers of the Registrant, see "Executive Officers of the Registrant" at the end of Part I of this report.

ITEM 11. Executive Compensation

   The information required by Item 11 of Form 10-K is incorporated by reference to the information contained in the section captioned "Executive Compensation and Other Matters" in the Proxy Statement.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

   The information required by Item 12 of Form 10-K is incorporated by reference to the information contained in the section captioned "Stock Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

ITEM 13. Certain Relationships and Related Transactions

   The information required by Item 13 of Form 10-K is incorporated by reference to the information contained in the section captioned "Executive Compensation and Other Matters--Certain Relationships and Related
Transactions" in the Proxy Statement.

                                    PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

   (a)(1) Financial Statements--See Index to Consolidated Financial Statements and Financial Statement Schedule at page 40 of this Form 10-K.

      (2) Financial Statement Schedule--See Index to Consolidated Financial
          Statements and Financial Statement Schedule at page 40 of this Form
          10-K.

      (3) Exhibits-See Exhibit Index at page 60 of this Form 10-K.


   (b) The Registrant did not file any reports on Form 8-K during the fourth quarter of 2000.

                                 EXHIBIT INDEX

 Exhibit
 Number                               Description
 -------                              -----------
  2.1*   Agreement and Plan of Merger dated July 28, 2000 among Alteon, Nortel
         Networks and Darius Corp.


  3.1+   Amended and Restated Certificate of Incorporation of Registrant.


  3.2+   Amended and Restated Bylaws of Registrant.


  4.1+   Specimen Common Stock Certificate.


  4.2+ Investor Rights Agreement dated June 30, 1999 between Registrant and holders of the Registrant's Series A Preferred Stock, Series B
         Preferred Stock, Series C Preferred Stock and Series D preferred
         Stock.

 10.1+   Form of Indemnity Agreement.


 10.2+   1999 Equity Incentive Plan and related documents.


 10.3+   1999 Employee Stock Purchase Plan.


 10.4**  2000 Equity Incentive Plan.


 10.5**  2000 Nonstatutory Equity Incentive Plan.


 10.6+   License and Stock Purchase Agreement dated April 19, 1996 between
         Registrant and Essential Communications Corporation.


 10.7+ Loan and Security Agreement dated March 20, 1998 between Registrant and Silicon Valley Bank, as modified on May 29, 1998, July 15, 1998,
         September 4, 1998, December 8, 1998 and December 8, 1999.

 10.8+   Master Equipment Lease Agreement dated September 9, 1996 between
         Registrant and Phoenix Leasing Incorporated and related schedules and attachments.

 10.9+   Lease Agreement dated December 24, 1997 between Registrant and South
         San Jose Interests, as amended on April 20, 1998.


 10.10+  Sublease dated April 7, 1999 between Registrant and Silicon Valley
         College.


 10.11+  Memorandum of Understanding between Registrant and International
         Manufacturing Services, Inc. (Celestica Thailand Ltd.).

 10.12+  Offer letter from Registrant to Mr. Joe T. Booker dated January 17,
         1997 and related side letter dated May 9, 1997.


 10.13+  Offer Letter from Registrant to Mr. Barton M. Burstein dated December
         2, 1996.


 10.14+  Offer letter from Registrant to Ms. Selina Y. Lo dated January 17,
         1997.


 10.15+  Offer letter from Registrant to Mr. Dominic P. Orr dated October 11,
         1996


 10.16+  Offer Letter from Registrant to Mr. Shirish S. Sathaye dated May 5,
         1997.


 10.17   Offer Letter from Registrant to Mr. Prabhat Mishra dated March 8,
         2000.


 10.18   Offer Letter from Registrant to Atul Bhatnagar dated March 8, 2000.


 21.1    List of Subsidiaries.


 23.1    Consent of Deloitte & Touche LLP, Independent Auditors.

 24.1    Power of Attorney (see page 62).


 27.1    Financial Data Schedule.

--------
+ Filed as an exhibit to Registrant's Registration Statement on Form S-1 (No. 333-82605), as amended thereto, and incorporated herein by reference.
* Filed as an exhibit to Registrant's Report Form 8-K (No. 000-27247), or as amended thereto, and incorporated herein by reference.
** Filed as an exhibit to Registrant's Registration Statement on Form S-8 (No.
   333-42706), or as amended thereto, and incorporated herein by reference.
(b) Financial Statement Schedules
   Independent Auditors' Report on Schedule
   Schedule II--Valuation and Qualifying Accounts and Reserves

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, August 14, 2000.

                                          Alteon WebSystems, Inc.

                                                    /s/ Dominic P. Orr
                                          By: _________________________________
                                                      Dominic P. Orr
                                            President, Chief Executive Officer
                                                            and
                                                   Chairman of the Board

                               POWER OF ATTORNEY

   KNOW ALL PERSONS BY THESE PRESENT, that the persons whose signatures appear below each severally constitutes and appoints Dominic P. Orr and James G. Burke, and each of them, as true and lawful attorneys-in-fact and agents, with full powers of substitution and resubstitution, for them in their name, place and stead, in any and all capacities, to sign any and all amendments to this Report and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as they might or could do in person, hereby ratifying and confirming all which said attorneys-in-fact and agents, or any of them, or their substitute or substitutes, may lawfully do, or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             Signature                           Title                    Date
             ---------                           -----                    ----

        /s/ Dominic P. Orr           President, Chief Executive     August 14, 2000
____________________________________ Officer, and Chairman of the
           Dominic P. Orr            Board (Principal Executive
                                     Officer)

        /s/ Joe T. Booker            Vice President of              August 14, 2000
____________________________________ Operations, Chief Operating
           Joe T. Booker             Officer and Director

        /s/ James G. Burke           Chief Financial Officer, and   August 14, 2000
____________________________________ Secretary (Principal
           James G. Burke            Financial and Accounting
                                     Officer)

          /s/ Tench Coxe             Director                       August 14, 2000
____________________________________
             Tench Coxe

         /s/ Adam Grosser            Director                       August 14, 2000
____________________________________
            Adam Grosser

      /s/ Andrew W. Verhalen         Director                       August 14, 2000
____________________________________
         Andrew W. Verhalen

   INDEPENDENT AUDITORS' REPORT ON CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of Alteon WebSystems, Inc.:

   We have audited the consolidated financial statements of Alteon WebSystems, Inc. as of June 30, 2000 and 1999, and for each of the three years in the period ended June 30, 2000, and have issued our report thereon dated July 19, 2000 (July 28, 2000 as to Note 15). Our audits also included the consolidated financial statement schedule of Alteon WebSystems, Inc., listed in the Index at Item 14(a)(2). This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

San Jose, California
July 19, 2000 (July 28, 2000 as to Note 15)

                                                                     SCHEDULE II

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                For the Years Ended June 30, 2000, 1999 and 1998
                                 (in thousands)

                                    Additions
                         Balance at Charged to Reclassifications            Balance at
                         Beginning  Costs and  Charged to Other               End of
Description              of Period   Expenses      Accounts      Deductions   Period
-----------              ---------- ---------- ----------------- ---------- ----------
Year ended June 30,
 1998:
  Allowance for doubtful
   accounts.............    $ --      $  150          $--          $   --     $  150
  Product return
   reserve..............      70         245           --              --        315
  Accrued product
   warranty.............      50         300           --              --        350

Year ended June 30,
 1999:
  Allowance for doubtful
   accounts.............     150         284           --              20        414
  Product return
   reserve..............     315       1,376           --             736        955
  Accrued product
   warranty.............     350         711           --             168        893

Year ended June 30,
 2000:
  Allowance for doubtful
   accounts.............     414         507           --              84        837
  Product return
   reserve..............     955       1,964           --             433      2,486
  Accrued product
   warranty.............     893       2,413           --           1,280      2,026